Form 10-Q
period 1996-03-31
RESOURCES PENSION SHARES 5 LP
filed 1996-05-15
CIK 789987

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________


                         Commission file number 0-15690


                        RESOURCES PENSION SHARES 5, L.P.
             (Exact name of registrant as specified in its charter)


        Delaware                                           13-3353722
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


411 West Putnam Avenue    Greenwich, CT                       06830
(Address of principal executive offices)                    (Zip Code)


                                 (203) 862-7000
              (Registrant's telephone number, including area code)



              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [ X ]   No [   ]

                        RESOURCES PENSION SHARES 5, L.P.


                           FORM 10-Q - MARCH 31, 1996



                                      INDEX




PART I -   FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - March 31, 1996 and December 31, 1995

          STATEMENTS OF OPERATIONS - For the three months ended
               March 31, 1996 and 1995

          STATEMENT OF PARTNERS' EQUITY - For the three months ended
               March 31, 1996

          STATEMENTS OF CASH FLOWS - For the three months ended
               March 31, 1996 and 1995

          NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II -  OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                        RESOURCES PENSION SHARES 5, L.P.

                                 BALANCE SHEETS

                                                         March 31,      December 31,
                                                           1996             1995
                                                        ------------    ------------
ASSETS

     Investments in mortgage loans ..................   $ 32,159,310    $ 32,252,926
     Cash and cash equivalents ......................      9,577,551       9,192,906
     Real estate - net ..............................      7,832,770       7,881,094
     Interest receivable ............................        306,101         306,101
     Other assets ...................................        147,249          98,043
                                                        ------------    ------------

                                                        $ 50,022,981    $ 49,731,070
                                                        ============    ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses ..........   $    507,614    $    451,810
     Other liabilities ..............................        443,050         443,050
     Distributions payable ..........................        632,316         402,383
     Due to affiliates ..............................        201,181         201,948
                                                        ------------    ------------

        Total liabilities ...........................      1,784,161       1,499,191
                                                        ------------    ------------

Commitments and contingencies

Partners' equity
     Limited partners' equity (5,690,843 units issued
        and outstanding) ............................     48,297,832      48,290,961
     General partners' deficit ......................        (59,012)        (59,082)
                                                        ------------    ------------

        Total partners' equity ......................     48,238,820      48,231,879
                                                        ------------    ------------

                                                        $ 50,022,981    $ 49,731,070
                                                        ============    ============

See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                            STATEMENTS OF OPERATIONS

                                                     For the three months ended
                                                              March 31,
                                                     --------------------------
                                                        1996            1995
                                                     -----------    -----------
Revenues
     Mortgage loan interest income ...............   $   789,854    $   509,491
     Operating income ............................       268,707        204,575
     Short term investment interest ..............        56,174        187,566
     Other income ................................        10,615         12,076
                                                     -----------    -----------
                                                       1,125,350        913,708
                                                     -----------    -----------

Costs and expenses
     Asset management fees .......................       182,135        183,684
     Operating expenses ..........................       160,687        131,334
     General and administrative expenses .........        59,679         69,315
     Depreciation expense ........................        48,324         46,926
     Mortgage servicing fees .....................        19,046         13,799
     Property management fees ....................        12,996         12,025
     Amortization expense ........................         3,226           --
     Write-down for impairment ...................          --        1,860,000
                                                     -----------    -----------
                                                         486,093      2,317,083

Net income (loss) ................................   $   639,257    $(1,403,375)
                                                     ===========    ===========

Net income (loss) attributable to
     Limited partners ............................   $   632,864    $(1,389,341)
     General partners ............................         6,393        (14,034)
                                                     -----------    -----------

                                                     $   639,257    $(1,403,375)
                                                     ===========    ===========


Net income (loss) per unit of limited partnership
     interest (5,690,843 units outstanding) ......   $       .11    $      (.24)
                                                     ===========    ===========



See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                          STATEMENT OF PARTNERS' EQUITY

                                             General          Limited          Total
                                            Partners'        Partners'       Partners'
                                             Deficit          Equity          Equity
                                           ------------    ------------    ------------
Balance, January 1, 1996 ...............   $    (59,082)   $ 48,290,961    $ 48,231,879

Net income for the three months ended
    March 31, 1996 .....................          6,393         632,864         639,257

Distributions for the three months ended
     March 31, 1996 ($.11 per limited
     partner unit) .....................         (6,323)       (625,993)       (632,316)
                                           ------------    ------------    ------------


Balance, March 31, 1996 ................   $    (59,012)   $ 48,297,832    $ 48,238,820
                                           ============    ============    ============




See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                            STATEMENTS OF CASH FLOWS

                                                    For the three months ended
                                                             March 31,
                                                   ----------------------------
                                                      1996             1995
                                                   ------------    ------------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

 Cash flows from operating activities
  Net income (loss) ............................   $    639,257    $ (1,403,375)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
    Depreciation expense .......................         51,550          46,926
    Amortization of acquisition fees ...........         31,926          12,159
    Deferred interest receivable ...............        (37,219)        (35,855)
    Write-down for impairment ..................           --         1,860,000
  Changes in assets and liabilities
   Other assets ................................        (49,206)        (52,918)
   Accounts payable and accrued expenses .......         55,804          41,996
                                                   ------------    ------------

     Net cash provided by operating activities .        692,112         468,933
                                                   ------------    ------------

 Cash flows from investing activities
  Mortgage loan repayments received ............         98,142          10,492
  Additions to real estate .....................         (3,226)       (103,762)
                                                   ------------    ------------

     Net cash provided by (used in)
       investing activities ....................         94,916         (93,270)
                                                   ------------    ------------

 Cash flows from financing activities
  Distributions to partners ....................       (402,383)       (402,383)
                                                   ------------    ------------

 Net increase (decrease) in cash and
  cash equivalents .............................        384,645         (26,720)

 Cash and cash equivalents, beginning of period       9,192,906      16,864,138
                                                   ------------    ------------

 Cash and cash equivalents, end of period ......   $  9,577,551    $ 16,837,418
                                                   ============    ============

See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Investments in mortgage loans

         The Partnership accounts for its investment in mortgage loans under the following methods:

               Investment method

               Mortgage loans representing transactions in which the Partnership is considered to have substantially the same risks and potential rewards as the borrower are accounted for as investments in real estate rather than as loans. Although the transactions are structured as loans, due to the terms of the deferred interest portion of the mortgage loan, it is not readily determinable at inception that the borrower will continue to maintain a minimum investment in the property. Under this method of accounting, the Partnership will recognize as revenue the lesser of the amount of interest as contractually provided for in the mortgage loan, or the pro rata share of the actual cash flow from operations of the underlying property inclusive of depreciation and interest expense on any senior indebtedness.

               Interest method

               Under this method of accounting, the Partnership recognizes revenue as interest income over the term of the mortgage loan so as to produce a constant periodic rate of return. Interest income will not be recognized as revenue during periods where there are concerns about the ultimate realization of the interest or the loan principal.

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1996. There were no reserves required for the quarter ended March 31, 1996 or 1995.

         Impairment of assets

         In March 1995, the Financial Accounting Standards Board issued Statement #121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS #121"). The adoption of the statement was required for fiscal years beginning after December 15, 1995. The Partnership implemented SFAS #121 beginning January 1, 1996. The implementation of SFAS #121 did not result in a write-down of the Partnership's assets Under SFAS #121 the initial test to determine if an impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the assumptions used in determining fair value. The write-downs for impairment do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of March 31, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         A write-down for impairment was not required for the three months ended March 31, 1996. A write-down for impairment of $1,860,000 was required on the Groton property for the three months ended March 31, 1995.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, Resources Pension Advisory Corp., and the Administrative General Partner, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp., also a wholly-owned subsidiary of Presidio and a Delaware Corporation, which replaced Richard H. Ader, formerly an executive officer of Integrated Resources, Inc. The
         Administrative General Partner is also a general partner in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership. Wexford Management LLC, a company controlled by certain officers and directors of Presidio, performs administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three months ended March 31, 1996, reimbursable expenses to Wexford by the Partnership amounted to $36,369. Wexford Management LLC is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the quarters ended March 31, 1996 and 1995, the Administrative General Partner earned $182,135 and $183,684, respectively.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the quarters ended March 31, 1996 and 1995, the Investment General Partner earned $19,046 and $13,799, respectively, for mortgage servicing fees.

         On December 9, 1993, the Partnership entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton property when leasing services are performed or 3% of gross revenue when no leasing services are performed. During 1994, RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC. There was no supervisory management fee earned by RSMC for the quarter ended March 31, 1996. Management fees earned by the unaffiliated local management company amounted to $12,996 and $12,025 for the quarters ended March 31, 1996 and 1995, respectively.

         The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner.

4        INVESTMENTS IN MORTGAGE LOANS

         Bank of California, Seattle Loan

         The Bank of California, Seattle Loan, in the principal amount of $8,500,000 ("Wrap Loan"), is secured by, among other things, the interest of Gum Loong Limited Partnership ("Gum Loong") in the Land located in downtown Seattle, Washington underlying a building commonly known as The Bank of California Building (the "Building"). The Land is subject to a long term ground lease (the "Ground Lease"). Concurrently with the closing of the Wrap Loan, Gum Loong acquired the lessor's interest under the Ground Lease and Continental Seattle Partners, L.P. ("CSP"), a partnership related to Gum Loong, acquired the lessee's interest under the Ground Lease. CSP also acquired the lessor's interest under a master (net) sublease with The Bank of California for a substantial portion of the Building. A first mortgage on the Land ("Land Loan") in the principal amount of $8,000,000, is held by Anchor National Life Insurance Company ("Anchor"). Under the provisions of the Wrap Loan, Gum Loong is required to make the payments required under both the Land Loan and the Wrap Loan to the Partnership on a monthly basis. The Partnership, in turn, then pays Anchor the amounts due under the Land Loan on a monthly basis. The Wrap Loan is secured by a Wraparound Deed of Trust, Security Agreement, Financing Statement and Assignment of Lessor's Interest in Ground Lease(s) dated May 5, 1988 in the amount of $16,500,000, between the Partnership and Gum Loong. The Building is encumbered by a loan ("Building Loan"), which matured on March 26, 1992, between The Bank of Tokyo Trust Company (Seattle
         Branch) ("BOT") and CSP, in the principal amount of $48,000,000, secured by a first mortgage on the Building and a third mortgage on the Land. This loan is also guaranteed by Gum Loong. The Partnership's collateral for the Wrap Loan is the Land, the lessor's interest in the Ground Lease and subject to the Ground Lease, BOT's lien, the Building, the rents and profit and proceeds therefrom.

         The Partnership received a letter dated April 22, 1993, stating that BOT had commenced a foreclosure action against CSP for failure to repay the Building Loan which matured on March 26, 1992. An Option Agreement entered into at the time the Wrap Loan was made gives BOT the right, after commencing a foreclosure action, to exercise an option to purchase either (i) the Land Loan and the Wrap Loan from Anchor and the Partnership or (ii) the Land from Gum Loong subject to the Land Loan and the Wrap Loan. On July 9, 1993 the Partnership received notice from BOT that it intended to exercise its option to purchase the Land.

         Gum Loong did not make timely payments of its scheduled July, August, and September 1993 debt service on the Wrap Loan. The Partnership utilized its working capital reserves to make the required payments on the Land Loan. On July 20, 1993, and again on August 9, 1993, the Partnership notified Gum Loong that an event of default had occurred because of the CSP default on the BOT loan and because of Gum Loong's failure to make its scheduled payments. Both Gum Loong and CSP filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in August 1993, staying BOT's foreclosure action. On September 27, 1993 the Partnership, Anchor and Gum Loong entered into an Interim Stipulation and Order Concerning Cash Collateral, which was approved by the Bankruptcy Court on September 29, 1993. Since October 1993, various Cash Collateral Orders had been entered into which required Gum Loong to make its monthly payments to the Partnership. The

4        INVESTMENTS IN MORTGAGE LOANS (continued)

         September 1993 payment and all monthly contract interest payments due thereafter under the Cash Collateral Orders have been made. The current Cash Collateral Order requires Gum Loong to make monthly payments to the Partnership through the maturity date of the loan.

         On January 31, 1994, a Proof of Claim was filed in connection with the Gum Loong Bankruptcy by the Partnership as it relates to amounts due under the Wrap Loan, including principal, interest and other amounts due. On January 6, 1995, a Proof of Claim was filed in connection with the CSP bankruptcy by the Partnership for a contingent and unliquidated claim under the Wrap Loan. Despite the bankruptcy filings by both Gum Loong and CSP, the Partnership has not provided for an allowance for loan loss on this loan. The Partnership believes that the collateral for the Wrap Loan, the Land as encumbered by the Ground Lease, is of sufficient value to realize the amount due under the Wrap Loan. If BOT exercises its option to purchase the Land, it will be required, as a condition of such exercise, to cure any defaults by Gum Loong.

         On or about January 3, 1995, the United States Trustee moved to convert the Gum Loong Chapter 11 Bankruptcy to a Chapter 7 Bankruptcy or to dismiss the Gum Loong Case, or to set a deadline for filing a plan of reorganization. This motion was scheduled for a hearing on February 9, 1995. This motion has been adjourned pending the hearing on its proposed disclosure statement and proposed plan. The hearing on the adequacy of BOT's proposed disclosure statement was set for April 6, 1995. The Third Amended Disclosure Statement was approved on May 31, 1995.

         Thereafter, BOT sought confirmation of various amended plans to which the Partnership successfully objected. Such plans included provisions that were adverse to the Partnership's interests. The Partnership's objections, and the Bankruptcy Court's rulings thereon, prompted BOT to make various amendments and revisions to its proposed plan of reorganization and withdraw various provisions that were objectionable to the Partnership. After extended confirmation hearings on BOT's proposed plans, the Bankruptcy Court approved the revised Fifth Amended Plan in September 1995. As part of the approved plan, in September 1995, approximately $335,000 was paid to the Partnership. This amount consisted of approximately $266,000 of interest payments due the Partnership which resulted from two missed interest payments in 1993, and late charges and interest related to these payments of approximately $69,000.

         The approved plan calls for, among other things, a Bankruptcy Court appointed liquidating agent to manage the Building securing the Wrap Loan and to pay the installments due the Partnership. The liquidating agent is also required to sell the Building by June 1998 in a sale that must be approved by the Bankruptcy Court and to which the Partnership may object, or at a court approved auction in which the Partnership could bid. If the property is sold in a non-auction sale, the purchaser can buy the Building by satisfying the Wrap Loan, or purchase the Building subject to the Wrap Loan. If the Building is purchased subject to the Wrap Loan, the purchaser will have the right to extend the Wrap Loan for three years from the present maturity date at a rate of 300

4 INVESTMENTS IN MORTGAGE LOANS (continued) basis points over the yield on three year United States Treasury Notes at that time, paying interest only from May 1998 until the new maturity date. Such a purchaser would also have to pay an extension fee of 60 basis points if it elects the three year extension option.

          Medford Village Loan

         On July 25, 1995, the Partnership purchased a first mortgage loan in the principal amount of $8,612,500 for approximately $8,700,000 in cash. In addition, the Partnership incurred $45,469 of consulting fees with respect to this loan. The loan has a floating interest rate, capped at 10%, based on the Eurodollar rate for each quarterly interest period plus 280 basis points. It is payable in quarterly installments of principal and interest, maturing on April 22, 1998, with a balloon payment of $7,737,500, plus any accrued interest due. The borrower has the right to two, one year extensions for a fee of $23,500 each year, provided the loan to value ratio at the time does not exceed 60%. The loan is collateralized by a guarantee from the borrowers principals, should the borrower default, and is secured by a 121,660 square foot shopping center known as the Medford Village Outlet Center located in Medford, Minnesota.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS (continued)

         Information with respect to the Partnership's mortgage loans is summarized below:

                                                                                                          Interest    Contractual
                                           Interest Rate                                   Mortgage      Recognized     Balance
                                   -------------------------------        Maturity          Amount        March 31,    March 31,
  Description                       Current %          Accrued %            Date           Advanced         1996       1996 (4)
  -----------                      ------------      -------------        ----------      -----------     --------   -----------
Shopping Centers
- - ----------------
Santa Ana Square,
  Santa Ana, CA (5)                   10.91           1.29 - 0            March 1997      $ 2,600,000     $104,450    $ 4,001,548

Groton Shopping Car.
  Groton, CT (8)                        -                  -                  (8)               -             -             -

Lucky Supermarket
  Buena Park, CA (6)               8.41 - 10.00 (1)   1.82 - 0 (1)         May 2005         2,200,000       61,385     2,416,823

Avon Market Ctr.
  Avon, CO (5) (7)                     8.35                -              April 2003        3,750,000       77,124     3,690,802

Medford Village Outlet Center
  Medford, MN (11) (5)                 8.55                -              April 1998        8,612,500      166,073     8,437,500

Office Buildings
- - ----------------
Bank of California
  Seattle, WA (2) (6) (10)         9.36 - 10.24        3.0 - 0             May 1998         8,500,000      286,324    16,251,651

Xerox
  Arlington, TX (6)                    4.55 (1)      10.38 - 11.47 (1)    March 1997        1,100,000       10,629     1,830,899

Lionmark Corp. Ctr.
  Columbus, OH (5) (9)                  8.5              - 0 -             June 2003        4,000,000       83,869     3,944,286
                                                                                          -----------     --------   -----------

                                                                                          $30,762,500     $789,854   $40,573,509
                                                                                          ===========     ========   ===========

4        INVESTMENTS IN MORTGAGE LOANS (continued)

                                                     Carrying        Carrying
                                                       Value           Value
                                                     March 31,      December 31,
  Description                                        1996 (3)         1995 (3)
  -----------                                       -----------      -----------
Shopping Centers
- - ----------------
Santa Ana Square,
  Santa Ana, CA (5)                                 $ 4,017,624      $ 3,984,645

Groton Shopping Car.
  Groton, CT (8)                                          -                -

Lucky Supermarket
  Buena Park, CA (6)                                  2,248,519        2,250,159

Avon Market Ctr.
  Avon, CO (5) (7)                                    3,690,802        3,696,458

Medford Village Outlet Center
  Medford, MN (11) (5)                                8,538,773        8,638,426

Office Buildings
- - ----------------
Bank of California
  Seattle, WA (2) (6) (10)                            8,611,319        8,623,102

Xerox
  Arlington, TX (6)                                   1,107,487        1,109,596

Lionmark Corp. Ctr.
  Columbus, OH (5) (9)                                3,944,786        3,950,540
                                                    -----------      -----------

                                                    $32,159,310      $32,252,926
                                                    ===========      ===========

 1. In addition to the fixed interest, the Partnership is entitled to contingent interest in an amount equal to a percentage of the rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and/or a percentage of the excess of the value of the property above a base amount, payable at maturity. Approximately $3,400, $800 and $1,600 of contingent interest was earned in 1995, 1994, and 1993, respectively.

 2. All of the above mortgage loans are first mortgage loans except for the Bank of California which is a wraparound mortgage loan, subordinate to prior liens held by others with no recourse.

 3.  The  carrying   values  of  the  above  mortgage  loans  are  inclusive  of acquisition fees and accrued interest recognized.

 4. The contractual balance represents the original mortgage amount advanced plus accrued interest calculated in accordance with the loan agreements, less principal amortization received.

 5.  This loan is accounted for under the interest method.

 6.  This loan is accounted for under the investment method.

 7.  This loan was made in March 1993.

 8.  This loan was foreclosed on December 9, 1993.

 9.  This loan was made in June 1993.

10. This loan has cured its default and the borrower is current on debt service payments, as previously discussed.

11. This loan was made in July 1995 and has a floating interest rate, capped at 10%, based on the Eurodollar rate for each quarterly interest period plus 280 basis points.

5        REAL ESTATE

         Garfinkel's

         On December 21, 1992 the Investment General Partner, on behalf of the Partnership, foreclosed on the property securing the Garfinkel's loan. At the foreclosure sale, the Partnership acquired the property for a bid of $3,200,000. In addition, in June 1993, the Partnership paid $84,404 for costs associated with the foreclosure. Such costs have been capitalized as real estate assets and are being depreciated over the estimated useful life of the property.

         On January 27, 1992, the Partnership received $450,000 from the former property owner in exchange for a release of a personal guarantee in which the former property owner was obligated to reimburse the Partnership for asbestos removal up to a maximum of $500,000. The receipt of these funds was recorded as a liability on the Partnership's balance sheet. During June 1992, $6,950 was paid for remedial cleaning in connection with the asbestos removal and the unexpended asbestos reserve aggregated $443,050 at March 31, 1996 and December 31, 1995. The Partnership does not presently plan to commence removal of the asbestos until a purchaser or tenant for the property is identified.

         The owner of the Landover Mall ("Mall Owner"), where the Garfinkel property is located, has requested reimbursement from the Partnership for common area maintenance and utility usage charges, allegedly due under certain agreements made between the former owner of the property and Mall Owner for periods subsequent to the date that the Partnership took title to the property. The Partnership believes it may be obligated only for the actual value of certain items. Discussions between the Partnership and Mall Owner are on-going as to the exact amount to be paid. However, the Partnership has accrued $37,000 in the March 31, 1996 financial statements for an aggregate potential liability of $392,829 from inception through March 31, 1996.

         As of March 31, 1996, the Garfinkel's property is still vacant.

         Groton

         This property was acquired via foreclosure on December 9, 1993. Occupancy at the shopping center declined from approximately 82% at the time of foreclosure to 77% at March 31, 1996. The anticipated lease-up of the vacant space had not occurred as of March 31, 1996 resulting in lower than anticipated net operating income. In addition, management is currently investigating the potential cost to correct certain environmental violations at the shopping center. It was determined as a result of an in depth analysis for the quarter ended March 31, 1995 that the carrying value could not be realized and, consequently, management established a write-down for impairment on the shopping center of $1,860,000. This analysis determined the value of the building and improvements to be $5,500,000. The carrying value was approximately $7,360,000, thus requiring a $1,860,000 write-down.

         The following table is a summary of the Partnership's real estate as of:

                                                  March 31,         December 31,
                                                    1996               1995
                                                 -----------        -----------
Land .....................................       $ 2,460,000        $ 2,460,000
Building and improvements ................         7,734,928          7,731,702
Write-down for impairment ................        (1,860,000)        (1,860,000)
                                                 -----------        -----------
                                                   8,334,928          8,331,702
Less accumulated depreciation ............          (502,158)          (450,608)
                                                 -----------        -----------

                                                 $ 7,832,770        $ 7,881,094
                                                 ===========        ===========

6        DISTRIBUTIONS PAYABLE TO PARTNERS

         Distributions payable as of March 31, 1996 and December 31, 1995 are as follows:

                                                          March 31,   December 31,
                                                            1996         1995
                                                          --------      --------
Limited partners ($0.11 and $0.07 per unit) ........      $625,993      $398,359
General partners ...................................         6,323         4,024
                                                          --------      --------

                                                          $632,316      $402,383
                                                          ========      ========

         Distributions were paid subsequent to March 31, 1996 and December 31, 1995, respectively.

7        COMMITMENTS AND CONTINGENCIES

         HEP Action

         On or about May 11, 1993, three public real estate partnerships (the "HEP Partnerships") including High Equity Partners, L.P. Series 86 ("HEP-86"), in which the Administrative General Partner is also a General Partner, were advised of the existence of an action (the "B&S Litigation") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in HEP-86.

         On April 7, 1994 Plaintiffs were granted leave to file an amended complaint (the "Amended Complaint"). The amended complaint asserted claims against the Administrative General Partner, certain former officers of the Administrative General Partner, and other former subsidiaries of Integrated and a number of other defendants, including certain former officers of Integrated.

         On July 19, 1995, the Court approved the B & S Litigation and approved a form of notice (the "Notice") concerning such proposed settlement. In response to the Notice, approximately 1.1% of the limited partners of the three HEP Partnerships requested exclusion and 15 limited partners filed written objections to the settlement. The California Department of Corporations also sent a letter to the Court opposing the settlement. Five objecting limited partners, represented by two law firms, also made motions to intervene so they could participate more directly in the action. The motions to intervene were granted by the Court on September 14, 1995.

         In October and November 1995, the attorneys for the plaintiffs-intervenors conducted extensive discovery. At the same time, there were continuing negotiations concerning possible revisions to the proposed settlement.

         On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ("Consolidated Complaint") against the General Partners alleging, among other things, breach of fiduciary duties, breach of contract, and negligence.

         On or about January 31, 1996, the parties to the B&S Litigation agreed upon a revised settlement, which would be significantly more favorable to the HEP limited partners than the previously proposed settlement. The revised settlement proposal, like the previous proposal, involves the reorganization of the HEP Partnership (the "Revised Exchange"). Upon the effectuation of the Revised Exchange, the B&S Litigation would be dismissed with prejudice.

         On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Court would appoint a securities litigation expert to evaluate the settlement. On May 6, 1996, the expert submitted a report stating that he was unable to conclude that the revised settlement as proposed is fair, reasonable and adequate, and recommending that the revised settlement be resturctured in certain respects. A hearing on the expert's report and preliminary approval of the revised settlement is scheduled for May 28, 1996. If final approval of the settlement is granted by the Court, a solicitation statement concerning the settlement and the reorganization would be sent to all HEP limited
         partners.   The  reorganization  of  the  HEP  Partnerships  cannot  be consummated unless a majority of the limited partners in the HEP Partnerships affirmatively vote to approve it.

         With respect to the above litigation the Limited Partnership Agreement provides for the indemnification of the General Partners and their affiliates in certain circumstances. It is impossible to predict what financial exposure the Partnership will have as a result of this indemnification.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and capital resources

         The Partnership's public offering commenced on May 15, 1986 and terminated on February 12, 1988 generating gross proceeds of $56,907,425, including $699,565 through the Partnership's Reinvestment Plan. The Partnership's initially made ten permanent investments, consisting of nine first mortgage loans and one wraparound mortgage loan, in which the Partnership' had funded a total of $49,300,000 or 100% of its net proceeds available for investment. On May 21, 1992 and November 16, 1992 loans in the original principal amounts of $8,200,000 and $3,800,000, respectively were prepaid. In addition, on December 21, 1992 the Investment General Partner, on behalf of the Partnership foreclosed on the property securing the Garfinkel Loan. The original principal amount of this loan was $4,850,000. On March 12, 1993, the Partnership funded an additional mortgage loan in the principal amount of $3,750,000 at an annual rate of 8.35%. On June 15, 1993 the Partnership funded another new mortgage loan in the principal amount of $4,000,000 at an annual interest rate of 8.5% payable in monthly installments of principal and interest. On December 9, 1993 the Investment General Partner on behalf of the Partnership foreclosed on the shopping center securing the Groton loan which was in the original principal amount of $8,000,000. On February 2, 1994 the mortgagor on the 415 East 149th Street loan prepaid the entire amount of such loan. The Partnership received $4,781,922 of gross proceeds, consisting of $4,739,540 of principal and $43,382 of interest. On October 11, 1994 the mortgagor on the 134-140 East Fordham Road loan prepaid the entire amount of such loan. The Partnership received $5,238,595 of gross proceeds. In July 1995 the Partnership funded an additional mortgage loan in the principal amount of $8,612,500, payable in quarterly installments of principal and interest at a floating interest rate based on the Eurodollar plus 280 basis points for the applicable period, capped at 10%. As of March 31, 1996, the Partnership has funded an aggregate of $30,762,500 to the mortgagors in seven mortgage loans which are outstanding, consisting of six first mortgage loans and one wraparound mortgage loan.

         Previously, the Bank of California, Seattle wraparound mortgage loan was in default. See Note 4 to the financial statements. As part of a plan of reorganization approved in 1995, approximately $336,000 was paid to the Partnership in September 1995 which included approximately $226,000 in missed payments and $69,000 of late charges and interest relating to the payments. The borrower is currently making payments to the Partnership on the Wrap Loan sufficient to make payments on the Land Loan.

         If necessary, the Partnership has the right to establish reserves either from disposition proceeds or from cash flow.

         For the quarter ended March 31, 1996, the Partnership paid a cash distribution to its partners which would provide a 4.4% annualized return on each partner's original investment. At March 31, 1996, working capital reserves were approximately $8,567,000. This represents an increase of approximately $175,000 from December 31, 1995.

         Currently, the foreclosed property which formerly secured the Garfinkel Loan is vacant. Funds which are necessary to lease up the property and to remedy deferred maintenance conditions at the Garfinkel's property will be supplied from the Partnership's working capital reserves. In addition, the Partnership might need to expend funds for capital improvements to and leasing of the property which formerly secured the foreclosed Groton loan. These funds may be expended from working capital reserves. The Partnership currently holds working capital reserves in short term investments, at rates which are lower than the returns previously earned on the loans that have been prepaid. If excess working capital is ultimately invested in new loans, these investments are likely to be at lower rates than previous investments due to current market conditions.

         Except as discussed  above,  management is not aware of any other known
         trends,   events,   commitments  or  uncertainties  that  will  have  a
         significant impact on liquidity.

         Real estate market

         The real estate market continues to suffer from the effects of the recent recession which included a substantial decline in the market value of existing properties. Market values have begun to recover, and while the pace of new construction has slowed, high vacancy rates continue to exist in many areas. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investments in mortgages is at increased risk.

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each mortgage loan and property in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospect for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1996.

         Impairment of assets

         In March 1995, the Financial Accounting Standards Board issued Statement #121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS #121"). The adoption of the statement was required for fiscal years beginning after December 15, 1995. The Partnership implemented SFAS #121 beginning January 1, 1996. The implementation of SFAS #121 did not result in a write-down of the Partnership's assets.

         Under SFAS #121 the initial test to determine if an impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the assumptions used in determining fair value. The write-downs for impairment do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of March 31, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         A write-down for impairment was not required for the three months ended March 31, 1996. A write-down for impairment of $1,860,000 was required on the Groton property for the year ended March 31, 1995.

         Allowances and write-downs are inherently subjective and are based on management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent years and such provisions could be material.

         Results of operations

         There was an increase in net income for the quarter ended March 31, 1996 when compared to the prior year's quarter due to a greater increase in revenues than the increase in costs and expenses, before the write-down for impairment in 1995.

         The increase in revenues is primarily due to an increase in mortgage interest income and operating income, partially offset by a decrease in short term investment interest for the quarter ended March 31, 1996 when compared with the quarter ended March 31, 1995. Mortgage interest income increased primarily due to the funding of the Medford loan in July 1995. Operating income increased due to an increase in the occupancy rate at the Groton Shopping Center from 66% at March 31, 1995 to 77% at March 31, 1996. Short term investment interest decreased primarily due to the decrease in the cash earning interest due to the funding of the Medford loan.

         Costs and expenses increased slightly for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995, before the write-down for impairment in 1995. This slight increase is primarily due to the increase in operating expenses for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. Operating expenses increased in conjunction with the increase in the occupancy rate at the Groton Shopping Center.

         Inflation

         Inflation has not had a material effect on the Partnership's revenues during the last year and is not expected to have a material effect in the future. However, prolonged periods of low or no inflation could result in low levels of interest rates which could result in certain of the Partnership's loans being prepaid prior to maturity and the Partnership receiving decreased revenues on any reinvestment of such funds.

         Legal proceedings

         For a discussion of Legal Proceedings, please see Note 7 ("Commitments and Contingencies") to the Financial Statements.

PART II -  OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

         (a)      See   Management's   Discussion   and  Analysis  of  Financial
                  Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:  None

         (b)      Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         RESOURCES PENSION SHARES 5, L.P.

                                         By:      Resources Capital Corp.
                                                  Administrative General Partner




Dated:     May 15, 1996                  By:      /s/ Joseph M. Jacobs
                                                  --------------------
                                                  Joseph M. Jacobs
                                                  President
                                                  (Duly Authorized Officer)



Dated:     May 15, 1996                  By:      /s/ Jay L. Maymudes
                                                  -------------------
                                                  Jay L. Maymudes
                                                  Vice President, Secretary and
                                                  Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)