Form 10-Q
period 1996-06-30
RESOURCES PENSION SHARES 5 LP
filed 1996-08-14
CIK 789987

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

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

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-Q - JUNE 30, 1996





                                      INDEX




PART I -   FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - June 30, 1996 and December 31, 1995

         STATEMENTS OF OPERATIONS - For the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995

         STATEMENT OF PARTNERS'  EQUITY - For the six months ended June 30, 1996

         STATEMENTS OF CASH FLOWS - For the six months ended June 30, 1996 and 1995

         NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II -  OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                                               RESOURCES PENSION SHARES 5, L.P.

                                                       BALANCE SHEETS

                                                                                                June 30,               December 31,
                                                                                                  1996                     1995
                                                                                             ------------              ------------
ASSETS

     Investments in mortgage loans .............................................             $ 32,066,434              $ 32,252,926
     Cash and cash equivalents .................................................                9,863,175                 9,192,906
     Real estate - net .........................................................                7,784,448                 7,881,094
     Interest receivable .......................................................                  306,101                   306,101
     Other assets ..............................................................                  106,054                    98,043
                                                                                             ------------              ------------
                                                                                             $ 50,126,212              $ 49,731,070
                                                                                             ============              ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses .....................................             $    540,906              $    451,810
     Other liabilities .........................................................                  443,050                   443,050
     Distributions payable .....................................................                  632,316                   402,383
     Due to affiliates .........................................................                  202,053                   201,948
                                                                                             ------------              ------------

        Total liabilities ......................................................                1,818,325                 1,499,191
                                                                                             ------------              ------------

Commitments and contingencies

Partners' equity
     Limited partners' equity (5,690,843 units issued
        and outstanding) .......................................................               48,366,209                48,290,961
     General partners' deficit .................................................                  (58,322)                  (59,082)
                                                                                             ------------              ------------


        Total partners' equity .................................................               48,307,887                48,231,879
                                                                                             ------------              ------------

                                                                                             $ 50,126,212              $ 49,731,070
                                                                                             ============              ============

See notes to financial statements.

                                               RESOURCES PENSION SHARES 5, L.P.

                                                     STATEMENTS OF OPERATIONS

                                                                  For the three months ended           For the six months ended
                                                                           June 30,                            June 30,
                                                                 -----------------------------       ------------------------------
                                                                     1996              1995              1996              1995
                                                                 -----------       -----------       -----------        -----------
Revenues
     Mortgage loan interest income .......................       $   781,348       $   501,119       $ 1,571,202        $ 1,010,610
     Operating income ....................................           251,806           166,150           520,513            353,716
     Short term investment interest ......................           117,408           221,341           173,582            425,916
     Other income ........................................            16,340             8,905            26,955             20,980
                                                                 -----------       -----------       -----------        -----------


                                                                   1,166,902           897,515         2,292,252          1,811,222
                                                                 -----------       -----------       -----------        -----------



Costs and expenses
     Asset management fees ...............................           183,007           185,333           365,142            369,017
     Operating expenses ..................................           125,670           153,036           286,357            284,370
     General and administrative expenses .................            70,274            69,746           129,953            139,061
     Depreciation expense ................................            48,322            47,084            96,646             94,010
     Mortgage servicing fees .............................            19,046            13,793            38,092             27,592
     Property management fees ............................            15,924             4,261            28,920             16,286
     Amortization expense ................................             3,276              --               6,502               --
     Write-down for impairment ...........................              --                --                --            1,860,000
                                                                 -----------       -----------       -----------        -----------
                                                                     465,519           473,253           951,612          2,790,336
                                                                 -----------       -----------       -----------        -----------

Net income (loss) ........................................       $   701,383       $   424,262       $ 1,340,640        $  (979,114)
                                                                 ===========       ===========       ===========        ===========

Net income (loss) attributable to
     Limited partners ....................................       $   694,369       $   420,019       $ 1,327,234        $  (969,323)
     General partners ....................................             7,014             4,243            13,406             (9,791)
                                                                 -----------       -----------       -----------        -----------

                                                                 $   701,383       $   424,262       $ 1,340,640        $  (979,114)
                                                                 ===========       ===========       ===========        ===========

Net income (loss) per unit of limited partnership
     interest (5,690,843 units outstanding) ..............       $       .12       $       .07       $       .23        $      (.17)
                                                                 ===========       ===========       ===========        ===========

See notes to financial statements.

                                                RESOURCES PENSION SHARES 5, L.P.

                                                 STATEMENT OF PARTNERS' EQUITY

                                                                            General              Limited                   Total
                                                                            Partners'            Partners'               Partners'
                                                                            Deficit               Equity                  Equity
                                                                       ------------            ------------            ------------
Balance, January 1, 1996 ...................................           $    (59,082)           $ 48,290,961            $ 48,231,879

Net income for the six months ended
    June 30, 1996 ..........................................                 13,406               1,327,234               1,340,640

Distributions for the six months ended
     June 30, 1996 ($ .22 per limited
     partner unit) .........................................                (12,646)             (1,251,986)             (1,264,632)
                                                                       ------------            ------------            ------------

Balance, June 30, 1996 .....................................           $    (58,322)           $ 48,366,209            $ 48,307,887
                                                                       ============            ============            ============

See notes to financial statements.

                                                RESOURCES PENSION SHARES 5, L.P.

                                                     STATEMENTS OF CASH FLOWS

                                                                                              For the six months ended
                                                                                                       June 30,
                                                                                         -----------------------------------
                                                                                             1996                   1995
                                                                                         ------------           ------------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income (loss) .........................................................         $  1,340,640           $   (979,114)
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities
            Depreciation expense ...............................................               96,646                 94,010
            Amortization of acquisition fees ...................................               63,852                 34,750
            Amortization of leasing commissions ................................                6,502                   --
            Deferred interest receivable .......................................              (75,463)               (70,164)
            Write-down for impairment ..........................................                 --                1,860,000
     Changes in assets and liabilities
        Other assets ...........................................................              (14,513)                 8,011
        Accounts payable and accrued expenses ..................................               89,096                (40,004)
        Due to affiliates ......................................................                  105                199,203
                                                                                         ------------           ------------

               Net cash provided by operating activities .......................            1,506,865              1,106,692
                                                                                         ------------           ------------
Cash flows from investing activities
     Medford loan deposit ......................................................                 --                 (450,000)
     Mortgage loan repayments received .........................................              198,103                 21,129
     Additions to real estate ..................................................                 --                 (186,464)
                                                                                         ------------           ------------
               Net cash provided by (used in) investing activities .............              198,103               (615,335)
                                                                                         ------------           ------------
Cash flows from financing activities
     Distributions to partners .................................................           (1,034,699)              (689,799)
                                                                                        -------------           ------------

Net increase (decrease) in cash and cash equivalents ...........................              670,269               (198,442)

Cash and cash equivalents, beginning of period .................................            9,192,906             16,864,138
                                                                                         ------------           ------------

Cash and cash equivalents, end of period .......................................         $  9,863,175           $ 16,665,696
                                                                                         ============           ============

See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS



1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of June 30, 1996. No allowances were recorded for the quarter ended June 30, 1996 or 1995.

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

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of June 30, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         No write-down for impairment was recorded for the six months ended June 30, 1996. A write-down for impairment of $1,860,000 was recorded on the Groton property for the six months ended June 30, 1995.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, Resources Pension Advisory Corp., and the Administrative General Partner, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp., also a wholly-owned subsidiary

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         of Presidio and a Delaware Corporation, which replaced Richard H. Ader, formerly an executive officer of Integrated Resources, Inc. The
         Administrative General Partner is also a general partner in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership. Wexford Management LLC ("Wexford"), a company controlled by certain officers and directors of Presidio, performs administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three and six months ended June 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $23,069 and $59,438, respectively. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the quarters ended June 30, 1996 and 1995, the Administrative General Partner earned $183,007 and $185,333, respectively.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the quarters ended June 30, 1996 and 1995, the Investment General Partner earned $19,046 and $13,793, respectively, for mortgage servicing fees.

         The Partnership has entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton property when leasing services are performed or 3% of gross revenue when no leasing services are performed. During 1994, RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC. There was no supervisory management fee earned by RSMC for the quarter ended June 30, 1996. Management fees earned by the unaffiliated local management company amounted to $15,924 and $4,261 for the quarters ended June 30, 1996 and 1995, respectively.

         The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner. For the quarters ended June 30, 1996 and 1995, the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net income of $6,874, $70 and $70 and $4,159, $42 and $42, respectively.

         Presidio Partnership II Corp., a wholly owned indirect subsidiary of Presidio has entered into an agreement to purchase 500,000 units of the Partnership from the Trustee for Policeman and Fireman Retirement System of the City of Detroit and expects to close on the sale on or

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         about August 15, 1996. This purchase represents approximately 8.8% of the outstanding limited partnership units of the Partnership. In July 1996, Presidio Partnership II Corp. purchased 4,465 units of the Partnership from various other limited partners, which equals less than 10% of the outstanding limited partnership units.

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

         Gum Loong did not make timely payments of its scheduled July, August, and September 1993 debt service on the Wrap Loan. The Partnership utilized its working capital reserves to make the required payments on the Land Loan. On July 20, 1993, and again on August 9, 1993, the Partnership notified Gum Loong that an event of default had occurred because of the CSP default on the BOT loan and because of Gum Loong's failure to make its scheduled payments. Both Gum Loong and CSP filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in August 1993, staying BOT's foreclosure action. On

         September 27, 1993 the Partnership, Anchor and Gum Loong entered into an Interim Stipulation and Order Concerning Cash Collateral, which was approved by the Bankruptcy Court on September 29, 1993. Since October 1993, various Cash Collateral Orders had been entered into which required Gum Loong to make its monthly payments to the Partnership. The September 1993 payment and all monthly contract interest payments due thereafter under the Cash Collateral Orders have been made. The current Cash Collateral Order requires Gum Loong to make monthly payments to the Partnership through the maturity date of the loan.

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

         The approved plan calls for, among other things, a Bankruptcy Court appointed liquidating agent to manage the Building securing the Wrap Loan and to pay the installments due the Partnership. The liquidating agent is also required to sell the Building by June 1998 in a sale that must be approved by the Bankruptcy Court and to which the Partnership may object, or at a court approved auction in which the Partnership could bid. If the property is sold in a non-auction sale, the purchaser

4 INVESTMENTS IN MORTGAGE LOANS (continued) can buy the Building by satisfying the Wrap Loan, or purchase the Building subject to the Wrap Loan. If the Building is purchased subject to the Wrap Loan, the purchaser will have the right to extend the Wrap Loan for three years from the present maturity date at a rate of 300 basis points over the yield on three year United States Treasury Notes at that time, paying interest only from May 1998 until the new maturity date. Such a purchaser would also have to pay an extension fee of 60 basis points if it elects the three year extension option.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS (continued)

          Information with respect to the Partnership's mortgage loans is summarized below:

                                                                                                              Interest
                                           Interest Rate                                     Mortgage        Recognized
                                   -------------------------------        Maturity            Amount           June 30,
  Description                       Current %          Accrued %            Date             Advanced           1996
  -----------                      ------------      -------------        ----------        -----------       --------
   Shopping Centers
   Santa Ana Square,
     Santa Ana, CA (5)             7.10              3.81               March 1997         $  2,600,000     $   209,926

   Groton Shopping Car.
     Groton, CT (8)                  -                    -                  (8)                    -                -

   Lucky Supermarket
     Buena Park, CA (6)            7.62 (1)          2.38  (1)           May 2005             2,200,000         116,769


   Avon Market Ctr.
     Avon, CO (5) (7)              8.35                   -              April 2003           3,750,000         154,030


   Medford Village Outlet Center
     Medford, MN  (5) (11)         8.55                   -              April 1998           8,612,500         328,998

   Office Buildings
   Bank of California
     Seattle, WA (2) (6) (10)      7.33                 2.93             May 1998             8,500,000         572,649


   Xerox
     Arlington, TX (6)             2.68 (1)           7.32 (1)           March 1997           1,100,000          21,257


   Lionmark Corp. Ctr.
     Columbus, OH (5) (9)          8.5                   -               June 2003            4,000,000         167,573
                                                                                           ------------      ----------

                                                                                           $ 30,762,500     $ 1,571,202
                                                                                           ===========      ===========

                                      Contractual     Carrying       Carrying
                                        Balance         Value          Value
                                        June 30,      March 31,     December 31,
  Description                           1996 (4)       1996 (3)        1995 (3)
  -----------                         -----------    -----------    -----------
   Shopping Centers
   Santa Ana Square,
     Santa Ana, CA (5)                 $4,039,791    $4,051,849      $3,984,645

   Groton Shopping Car.
     Groton, CT (8)                         --            --              --

   Lucky Supermarket
     Buena Park, CA (6)                 2,431,112     2,247,196       2,250,159

   Avon Market Ctr.
     Avon, CO (5) (7)                   3,685,028     3,685,028       3,696,458

   Medford Village Outlet Center
     Medford, MN  (5) (11)              8,350,000     8,439,120       8,638,426

   Office Buildings
   Bank of California
     Seattle, WA (2) (6) (10)          16,369,653     8,598,759       8,623,102

   Xerox
     Arlington, TX (6)                  1,864,450     1,105,615       1,109,596

    Lionmark Corp. Ctr.
     Columbus, OH (5) (9)               3,938,867     3,938,867       3,950,540
                                      -----------   -----------      ----------
                                      $40,678,901   $32,066,434     $32,252,926
                                      ===========   ===========     ===========

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

       4. The contractual balance represents the original mortgage amount advanced plus accrued interest calculated in accordance with the loan agreements, less principal amortization received. There is no assurance that the contractual balance will be realized at maturity.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

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

         On January 27, 1992, the Partnership received $450,000 from the former property owner in exchange for a release of a personal guarantee in which the former property owner was obligated to reimburse the Partnership for asbestos removal up to a maximum of $500,000. The receipt of these funds was recorded as a liability on the Partnership's balance sheet. During June 1992, $6,950 was paid for remedial cleaning in connection with the asbestos removal and the unexpended asbestos reserve aggregated $443,050 at June 30, 1996 and December 31, 1995. The Partnership does not presently plan to commence removal of the asbestos until a purchaser or tenant for the property is identified.

         The owner of the Landover Mall ("Mall Owner"), where the Garfinkel property is located, has requested reimbursement from the Partnership for common area maintenance and utility usage charges, allegedly due under certain agreements made between the former owner of the property and Mall Owner for periods subsequent to the date that the Partnership took title to the property. The Partnership believes it may be obligated only for the actual value of certain items. Discussions between the Partnership and Mall Owner are on-going as to the exact amount to be paid. However, the Partnership has accrued $36,000 in the June 30, 1996 financial statements for an aggregate potential liability of $428,829 from inception through June 30, 1996.

         As of June 30, 1996, the Garfinkel's property is still vacant.

         Groton

         This property was acquired via foreclosure on December 9, 1993. Occupancy at the shopping center declined from approximately 82% at the time of foreclosure to 77% at March 31, 1995. The anticipated lease-up of the vacant space had not occurred as of March 31, 1995 resulting in lower than anticipated net operating income. It was determined as a result of an in depth analysis for the quarter ended March 31, 1995 that the carrying value could not be realized and, consequently, management established a write-down for impairment on the shopping center of $1,860,000. This analysis determined the value of the building and improvements to be $5,500,000. The carrying value was approximately $7,360,000, thus requiring a $1,860,000 write-down.

         The following table is a summary of the Partnership's real estate as of:

                                                    June 30,        December 31,
                                                      1996              1995
                                                 -----------        -----------
Land .....................................       $ 2,460,000        $ 2,460,000
Building and improvements ................         7,731,702          7,731,702
Write-down for impairment ................        (1,860,000)        (1,860,000)
                                                 -----------        -----------
                                                   8,331,702          8,331,702
Less accumulated depreciation ............          (547,254)          (450,608)
                                                 -----------        -----------

                                                 $ 7,784,448        $ 7,881,094
                                                 ===========        ===========

6        DISTRIBUTIONS PAYABLE TO PARTNERS

         Such distributions payable as of June 30, 1996 and December 31, 1995 are as follows:

                                                      June 30,      December 31,
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
                                                      ========       ========

         Such distributions were paid subsequent to June 30, 1996 and December 31, 1995, respectively.

7        COMMITMENTS AND CONTINGENCIES

         HEP Action

         On or about May 11, 1993, three public real estate partnerships (the "HEP Partnerships") including High Equity Partners, L.P. - Series 86 ("HEP-86"), in which the Administrative General Partner is also a General Partner, were advised of the existence of an action (the "B&S Litigation") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in HEP-86.

         On April 7, 1994 Plaintiffs were granted leave to file an amended complaint (the "Amended Complaint"). The amended complaint asserted claims against the Administrative General Partner, certain former officers of the Administrative General Partner, and other former subsidiaries of Integrated and a number of other defendants, including certain former officers of Integrated.

         On July 19, 1995, the Court approved the B&S Litigation and approved a form of notice (the "Notice") concerning such proposed settlement. In response to the Notice, approximately 1.1% of the limited partners of the three HEP Partnerships requested exclusion and 15 limited partners filed written objections to the settlement. The California Department of Corporations also sent a letter to the Court opposing the settlement. Five objecting limited partners, represented by two law firms, also made motions to intervene so they could participate more directly in the action. The motions to intervene were granted by the Court on September 14, 1995.

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

         On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Court would appoint a securities litigation expert to evaluate the settlement. On May 6, 1996, the expert submitted a report stating that he was unable to conclude that the revised settlement as proposed is fair, reasonable and adequate, and recommending that the revised settlement be restructured in certain respects. On May 28, 1996, at a hearing in connection with the expert's report, the Court ordered the parties to brief certain valuation issues, the requisite consents required from limited partners to approve the Revised Exchange and the applicability of exemptions from the California securities law. A hearing on the issues the Court had ordered the parties to brief was held on July 9, 1996. On July 18, 1996, the Court preliminarily approved the proposed, revised settlement of the B&S Litigation, and made a preliminary finding that the proposed revised settlement is fair, adequate and reasonable to the class, and that a settlement class should be conditionally certified. The Court also set a hearing for August 19, 1996 to settle the form and method of notice to limited partners regarding the proposed, revised settlement. If final approval of the settlement is granted by the Court, a solicitation statement concerning the settlement and the reorganization would be sent to all HEP limited partners. The reorganization of the HEP Partnerships cannot be consummated unless a majority of the limited partners in the HEP Partnerships affirmatively vote to approve it.

         It is impossible to predict what financial exposure the Administative General Partner will have, if any, as a result of this litigation or its indirect effect on the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and capital resources

         The Partnership's public offering commenced on May 15, 1986 and terminated on February 12, 1988 generating gross proceeds of $56,907,425, including $699,565 through the Partnership's Reinvestment Plan. The Partnership initially made ten permanent investments, consisting of nine first mortgage loans and one wraparound mortgage loan, in which the Partnership had funded a total of $49,300,000 or 100% of its net proceeds available for investment. On May 21, 1992 and November 16, 1992 loans in the original principal amounts of $8,200,000 and $3,800,000, respectively were prepaid. In addition, on December 21, 1992 the Investment General Partner, on behalf of the Partnership foreclosed on the property securing the Garfinkel Loan. The original principal amount of this loan was $4,850,000. On March 12, 1993, the Partnership funded an additional mortgage loan in the principal amount of $3,750,000 at an annual rate of 8.35%. On June 15, 1993 the Partnership funded another new mortgage loan in the principal amount of $4,000,000 at an annual interest rate of 8.5% payable in monthly installments of principal and interest. On December 9, 1993 the Investment General Partner on behalf of the Partnership foreclosed on the shopping center securing the Groton loan which was in the original principal amount of $8,000,000. On February 2, 1994 the mortgagor on the 415 East 149th Street loan prepaid the entire amount of such loan. The Partnership received $4,781,922 of gross proceeds, consisting of $4,739,540 of principal and $43,382 of interest. On October 11, 1994 the mortgagor on the 134-140 East Fordham Road loan prepaid the entire amount of such loan. The Partnership received $5,238,595 of gross proceeds. In July 1995 the Partnership funded an additional mortgage loan in the principal amount of $8,612,500, payable in quarterly installments of principal and interest at a floating interest rate based on the Eurodollar plus 280 basis points for the applicable period, capped at 10%. As of June 30, 1996, the Partnership has funded an aggregate of $30,762,500 to the mortgagors in seven mortgage loans which are outstanding, consisting of six first mortgage loans and one wraparound mortgage loan.

         Previously, the Bank of California, Seattle wraparound mortgage loan was in default. See Note 4 to the financial statements. As part of a plan of reorganization approved in 1995, approximately $336,000 was paid to the Partnership in September 1995 which included approximately $226,000 in missed payments and $69,000 of late charges and interest relating to the payments. The borrower is currently making the required payments to the Partnership on the Wrap Loan.

         If necessary, the Partnership has the right to establish reserves either from disposition proceeds or from cash flow.

         For the quarter ended June 30, 1996, the Partnership paid a cash distribution to its partners equivalent to a 4.4% annualized return on each limited partner's original investment. At June 30, 1996, working capital reserves were approximately $8,798,000. This represents an increase of approximately $406,000 from December 31, 1995.

         Currently, the foreclosed property which formerly secured the Garfinkel Loan is vacant. Funds which are necessary to lease up the property and to remedy deferred maintenance conditions at the Garfinkel's property will be supplied from the Partnership's working capital reserves. In addition, the Partnership may need to expend funds for capital improvements to and leasing of the property which formerly secured the foreclosed Groton loan. Such funds may be expended from working capital reserves. The Partnership currently holds working capital reserves in short term investments, at rates which are lower than the returns previously earned on the loans that have been prepaid. If excess working capital is ultimately invested in new loans, these investments are likely to be at lower rates than previous investments due to current market conditions.

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

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each mortgage loan and property in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospect for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of June 30, 1996.

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

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of June 30, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         No write-downs for impairment were recorded for the three months ended June 30, 1996 or June 30, 1995. A write-down for impairment of $1,860,000 was recorded on the Groton property in the first quarter 1995. See Note 5 to the Financial Statements.

         Allowances and write-downs are inherently subjective and are based on management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent years and such provisions could be material.

         Results of operations

         Net income increased for the three months ended June 30, 1996 when compared to the same period in 1995. The increase was due to an increase in revenues coupled with a decrease in costs and expenses. The Partnership experienced net income for the six months ended June 30, 1996 compared to a net loss for the same period in 1995 primarily as a result of the write-down for impairment recorded on the Groton property in 1995.

         The increase in revenues for both the three and six months ended June 30, 1996 compared to the same periods in 1995 was primarily due to increases in mortgage interest income and operating income, partially offset by decreases in short term investment income. Mortgage interest income increased due to the funding of the Medford loan in July of 1995. Operating income increased primarily due to the increase in occupancy at the Groton Shopping Center in 1996 compared to 1995. Short term investment income decreased as a result of a decrease in interest rates and a reduction in invested cash due to the funding of the Medford loan in July 1995.

         The decrease in costs and expenses for the three months ended June, 30, 1996 compared to the same period in 1995 was primarily due to a decrease in operating expenses partially offset by increases in property management fees and mortgage servicing fees. Operating expenses decreased primarily as a result of a decrease in utility expenses. The increase in property management fees is a result of the increase in revenues at the Groton Shopping Center. Mortgage servicing fees increased as a result of the funding of the Medford loan in July 1996.

         The decrease in costs and expenses for the six months ended June 30, 1996 compared to the same period in 1995 was primarily due to the write-down for impairment recorded on the Groton property in 1995. Property management fees increased due to the increase in revenues at the Groton Shopping Center. Mortgage servicing fees increased due to the funding of the Medford loan.

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

         Legal proceedings

         For  a  discussion   on  a  Legal   Proceedings,   please  see  Note  7
         ("Commitments and Contingencies") to the Financial Statements.

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



                                                RESOURCES PENSION SHARES 5, L.P.

                                        By:     Resources Capital Corp.
                                                Administrative General Partner




Dated:     August 14, 1996              By:      /s/ Joseph M. Jacobs
                                                 --------------------
                                                 Joseph M. Jacobs
                                                 President
                                                 (Duly Authorized Officer)



Dated:     August 14, 1996              By:      /s/ Jay L. Maymudes
                                                 -------------------
                                                 Jay L. Maymudes
                                                 Vice President, Secretary and
                                                 Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)