Form 10-Q
period 1996-09-30
RESOURCES PENSION SHARES 5 LP
filed 1996-11-14
CIK 789987

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

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

                        RESOURCES PENSION SHARES 5, L.P.

                         FORM 10-Q - SEPTEMBER 30, 1996





                                      INDEX




PART I -   FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - September 30, 1996 and December 31, 1995

         STATEMENTS OF  OPERATIONS - For the three months  ended  September  30,
               1996 and 1995 and the nine months  ended  September  30, 1996 and
               1995

         STATEMENT OF PARTNERS' EQUITY - For the nine months ended September 30,
               1996

         STATEMENTS OF CASH FLOWS - For the nine months ended September 30, 1996 and 1995

          NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II -  OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I- FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

                           RESOURCES PENSION SHARES 5, L.P.

                                    BALANCE SHEETS



                                                        September 30,   December 31,
                                                             1996            1995
ASSETS

     Investments in mortgage loans ..................   $ 30,387,234    $ 32,252,926
     Cash and cash equivalents ......................     10,163,380       9,192,906
     Real estate - net ..............................      7,816,110       7,881,094
     Interest receivable ............................        306,101         306,101
     Other assets ...................................        122,449          98,043
                                                        ------------    ------------
                                                        $ 48,795,274    $ 49,731,070
                                                        ============    ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses ..........   $    639,123    $    451,810
     Distributions payable ..........................        632,316         402,383
     Other liabilities ..............................        443,050         443,050
     Due to affiliates ..............................        223,291         201,948
                                                        ------------    ------------
        Total liabilities ...........................      1,937,780       1,499,191

Commitments and contingencies

Partners' equity
     Limited partners' equity (5,690,843 units issued
        and outstanding) ............................     46,930,319      48,290,961
     General partners' deficit ......................        (72,825)        (59,082)
                                                        ------------    ------------

        Total partners' equity ......................     46,857,494      48,231,879
                                                        ------------    ------------
                                                        $ 48,795,274    $ 49,731,070
                                                        ============    ============

                         See notes to financial statements.

                                                  RESOURCES PENSION SHARES 5, L.P.

                                                      STATEMENTS OF OPERATIONS

                                                                     For the three months ended           For the nine months ended
                                                                           September 30,                        September 30,
                                                                   -----------------------------          --------------------------
                                                                        1996              1995             1996             1995
                                                                   -----------       -----------      -----------       -----------
Revenues
     Mortgage loan interest income ..........................      $   745,052       $   689,366      $ 2,316,254       $ 1,699,976
     Operating income .......................................          207,943           187,668          728,456           541,384
     Short term investment interest .........................          120,570           174,254          294,152           600,170
     Other income ...........................................          220,509            77,913          247,464            98,893
                                                                   -----------       -----------      -----------       -----------
                                                                     1,294,074         1,129,201        3,586,326         2,940,423
                                                                   -----------       -----------      -----------       -----------
Costs and expenses
     Provision for loan losses ..............................        1,547,830              --          1,547,830              --
     Operating expenses .....................................          205,221           117,980          491,578           402,350
     Asset management fees ..................................          204,245           184,465          569,387           553,482
     General and administrative expenses ....................           70,010           170,226          199,963           309,287
     Depreciation expense ...................................           48,826            47,129          145,472           141,139
     Mortgage servicing fees ................................           19,046            17,383           57,138            44,975
     Property management fees ...............................           13,500            17,970           42,420            34,256
     Amortization expense ...................................            3,473              --              9,975              --
     Write-down for impairment ..............................             --                --               --           1,860,000
                                                                   -----------       -----------      -----------       -----------
                                                                     2,112,151           555,153        3,063,763         3,345,489
                                                                   -----------       -----------      -----------       -----------

Net (loss) income ...........................................      $  (818,077)      $   574,048      $   522,563       $  (405,066)
                                                                   ===========       ===========      ===========       ===========

Net (loss) income attributable to
     Limited partners .......................................      $  (809,897)      $   568,308      $   517,337       $  (401,015)
     General partners .......................................           (8,180)            5,740            5,226            (4,051)
                                                                   -----------       -----------      -----------       -----------
                                                                   $  (818,077)      $   574,048      $   522,563       $  (405,066)

Net (loss) income per unit of limited partnership
     interest (5,690,843 units outstanding) .................      $      (.14)      $       .10      $       .09       $      (.07)
                                                                   ===========       ===========      ===========       ===========

                                                 See notes to financial statements.

                             RESOURCES PENSION SHARES 5, L.P.

                              STATEMENT OF PARTNERS' EQUITY


                                                General         Limited          Total
                                              Partners'         Partners'      Partners'
                                                Deficit          Equity          Equity
                                                -------          ------          ------
Balance, January 1, 1996 ................   $    (59,082)   $ 48,290,961    $ 48,231,879


Net income for the nine months ended
    September 30, 1996 ..................          5,226         517,337         522,563


Distributions for the nine months ended
     September 30, 1996 ($.33 per limited
     partner unit) ......................        (18,969)     (1,877,979)     (1,896,948)
                                            ------------    ------------    ------------


Balance, September 30, 1996 .............   $    (72,825)   $ 46,930,319    $ 46,857,494
                                            ============    ============    ============


                           See notes to financial statements.

                                  RESOURCES PENSION SHARES 5, L.P.

                                       STATEMENT OF CASH FLOWS
                                                                       For the nine months ended
                                                                              September 30,
                                                                     ----------------------------
                                                                           1996            1995
Cash flows from operating activities
     Net income (loss) ...........................................   $    522,563    $   (405,066)
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities
            Provision for loan losses ............................      1,547,830            --
            Depreciation expense .................................        145,472         141,139
            Amortization of acquisition fees .....................         95,779          60,158
            Amortization of leasing commissions ..................          9,975            --
            Deferred interest receivable .........................        (75,463)       (105,415)
            Write-down for impairment ............................           --         1,860,000
     Changes in assets and liabilities
        Interest receivable ......................................           --           109,611
        Other assets .............................................        (34,381)        (82,989)
        Accounts payable and accrued expenses ....................        187,313          37,795
        Due to affiliates ........................................         21,343         201,924
                                                                     ------------    ------------

               Net cash provided by operating activities .........      2,420,431       1,817,157
                                                                     ------------    ------------


Cash flows from investing activities
     Medford loan funding ........................................           --        (8,746,179)
     Mortgage loan repayments received ...........................        297,546          32,031
     Additions to real estate ....................................        (80,488)       (186,464)
                                                                     ------------    ------------

               Net cash provided by (used in) investing activities        217,058      (8,900,612)
                                                                     ------------    ------------


Cash flows from financing activities
     Distributions to partners ...................................     (1,667,015)       (977,215)
                                                                     ------------    ------------

Net increase (decrease) in cash and cash equivalents .............        970,474      (8,060,670)


Cash and cash equivalents, beginning of period ...................      9,192,906      16,864,138
                                                                     ------------    ------------

Cash and cash equivalents, end of period .........................   $ 10,163,380    $  8,803,468
                                                                     ============    ============


                                 See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Allowance for loan losses (continued)

         in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of September 30, 1996. An allowance of $1,547,830 was recorded for the quarter ended September 30, 1996 (Note 4).

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

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of September 30, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         No write-down for impairment was recorded for the nine months ended September 30, 1996. A write-down for impairment of $1,860,000 was recorded on the Groton property for the nine months ended September 30, 1995.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, Resources Pension Advisory Corp., and the Administrative General Partner, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp., also a wholly-owned subsidiary of Presidio and a Delaware Corporation, which replaced Richard H. Ader, formerly an executive officer of Integrated Resources, Inc. ("Integrated"). The Administrative General Partner is also a general partner in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership. Wexford Management LLC ("Wexford"), a company controlled by certain officers and directors of Presidio, performs administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three and nine months ended September 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $29,101 and $88,539, respectively. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the quarters ended September 30, 1996 and 1995, the Administrative General Partner earned $204,245 and $184,465, respectively.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the quarters ended September 30, 1996 and 1995, the Investment General Partner earned $19,046 and $17,383, respectively, for mortgage servicing fees.

         The Partnership has entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton property when leasing services are performed or 3% of gross revenue when no leasing services are performed. During 1994, RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC. There was no supervisory management fee earned by RSMC for the quarter ended September 30, 1996. Management fees earned by the unaffiliated local management company amounted to $13,500 and $17,970 for the quarters ended September 30, 1996 and 1995, respectively.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner. For the quarters ended September 30, 1996 and 1995, the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net (loss) income of $(8,016), $(82) and $(82) and $5,624, $58 and $58, respectively.

         On August 15, 1996, Presidio Partnership II Corp., a wholly owned indirect subsidiary of Presidio, purchased 500,000 units of the Partnership from the Trustee for Policeman and Fireman Retirement System of the City of Detroit. This purchase represents approximately 8.8% of the outstanding limited partnership units of the Partnership. During 1996, affiliates of Presidio purchased approximately 6,600 units of the Partnership from various other limited partners, which equals less than 1% of the outstanding limited partnership units.

4        INVESTMENTS IN MORTGAGE LOANS

         Bank of California, Seattle Loan

         The Bank of California, Seattle Loan, in the principal amount of $8,500,000 ("Wrap Loan"), is secured by, among other things, the interest of Gum Loong Limited Partnership ("Gum Loong") in the Land located in downtown Seattle, Washington underlying a building commonly known as The Bank of California Building (the "Building"). The Land is subject to a long term ground lease (the "Ground Lease"). Concurrently with the closing of the Wrap Loan, Gum Loong acquired the lessor's interest under the Ground Lease and Continental Seattle Partners, L.P. ("CSP"), a partnership related to Gum Loong, acquired the lessee's interest under the Ground Lease. CSP also acquired the lessor's interest under a master (net) sublease with The Bank of California for a substantial portion of the Building. A first mortgage on the Land ("Land Loan") in the principal amount of $8,000,000, is held by Anchor National Life Insurance Company ("Anchor"). Under the provisions of the Wrap Loan, Gum Loong is required to make the payments required under both the Land Loan and the Wrap Loan to the Partnership on a monthly basis. The Wrap Loan, is secured by a Wraparound Deed of Trust, Security Agreement, Financing Statement and Assignment of Lessor's
         Interest in Ground Lease(s) dated May 5, 1988 in the amount of $16,500,000, between the Partnership and Gum Loong. The Building is encumbered by a loan ("Building Loan"), which matured on March 26, 1992, between The Bank of Tokyo Trust Company (Seattle Branch) ("BOT") and CSP, in the principal amount of $48,000,000, secured by a first mortgage on the Building and a third mortgage on the Land. This loan is also guaranteed by Gum Loong. The Partnership's collateral for the Wrap Loan is the Land, the lessor's interest in the Ground Lease and subject to the Ground Lease, BOT's lien, the Building, the rents and profit and proceeds therefrom.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS (continued)

         Bank of California, Seattle Loan (continued)

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

         Gum Loong did not make timely payments of its scheduled July, August, and September 1993 debt service on the Wrap Loan. The Partnership utilized its working capital reserves to make the required payments on the Land Loan. On July 20, 1993, and again on August 9, 1993, the Partnership notified Gum Loong that an event of default had occurred due to CSP's default on the BOT loan and Gum Loong's failure to make its scheduled payments. Both Gum Loong and CSP filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in August 1993, staying BOT's foreclosure action. On September 27, 1993 the Partnership, Anchor and Gum Loong entered into an Interim Stipulation and Order Concerning Cash Collateral, which was approved by the Bankruptcy Court on September 29, 1993. Since October 1993, various Cash Collateral Orders had been entered into which required Gum Loong to make its monthly payments to the Partnership. The September 1993 payment and all monthly contract interest payments due thereafter under the Cash Collateral Orders have been made. The current Cash Collateral Order requires Gum Loong to make monthly payments to the Partnership through the maturity date of the loan.

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

         Bank of California, Seattle Loan (continued)

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

         The approved plan calls for, among other things, a Bankruptcy Court appointed liquidating agent to manage the Building securing the Wrap Loan and to pay the installments due the Partnership. The liquidating agent is also required to sell the Building by September 1998 in a sale that must be approved by the Bankruptcy Court and to which the Partnership may object, or at a court approved auction in which the Partnership could bid. If the property is sold in a non-auction sale, the purchaser can buy the Building by satisfying the Wrap Loan, or purchase the Building subject to the Wrap Loan. If the Building is purchased subject to the Wrap Loan, the purchaser will have the right to extend the Wrap Loan for three years from the present maturity date at a rate of 300 basis points over the yield on three year United States Treasury Notes at that time, paying interest only from May 1998 until the new maturity date. Such a purchaser would also have to pay an extension fee of 60 basis points if it elects the three year extension option. In connection with the plan of reorganization, the Partnership was reimbursed $216,000 in legal expenses related to the bankruptcy in September 1996 which has been included in other income in the accompanying statements of operations.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS (continued)

         Santa Ana Loan

         For the quarter ended September 30, 1996, the Partnership recorded an allowance for loan losses in the amount of $1,547,830 and ceased accruing interest on the Santa Ana loan. As a result of an economic decline in the surrounding area, the tenancy at the Santa Ana Shopping Center has been slowly shifting from regional, credit tenants to local, non-credit tenants. Consequently, although the cash flow from the operation of the center has not declined, its value has been eroded due to the shift in tenancy. Management performed cash flow projections and analyzed data regarding sales of comparable centers in order to estimate the fair value of the center for the purpose of valuing the loan. Based upon analysis of the projected cash flow from the center using a 13% capitalization rate and market comparables indicating a value of approximately $78 per square foot, the fair value of the center was estimated to be approximately $2,500,000. The net carrying value of the loan at September 30, 1996, was $4,047,830, necessitating an allowance of $1,547,830.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS (continued)

         Santa Ana Loan (continued)

         Information with respect to the Partnership's mortgage loans is summarized below:

                                                                                                               Interest
                                                                                             Mortgage        Recognized
                                         Interest Rate                   Maturity             Amount          Sept. 30,
       Description                Current %        Accrued %               Date              Advanced            1996
       -----------                ---------        ---------               ----              --------            ----
       Shopping Centers
       Santa Ana Square,
         Santa Ana, CA (5)         7.10              3.81                March 1997         $ 2,600,000     $   277,157

       Lucky Supermarket
         Buena Park, CA (1) (6)    7.62              2.38                May 2005             2,200,000         172,154

       Avon Market Ctr.
         Avon, CO (5) (7)          8.35                 -                April 2003           3,750,000         230,914

       Medford Village Outlet
          Center
         Medford, MN  (5) (10)     8.55                 -                April 1998           8,612,500         493,992

       Office Buildings
       Bank of California
         Seattle, WA (2) (6) (9)   7.33              2.93                May 1998             8,500,000         858,972

       Xerox
         Arlington, TX (6)         2.68              7.32                March 1997           1,100,000          31,885

       Lionmark Corp. Ctr.
         Columbus, OH (5) (8)       8.5                 -                June 2003            4,000,000         251,179
                                                                                            -----------     -------------
                                                                                            $30,762,500     $ 2,316,253
                                                                                            ===========     =============

                                         Contractual      Carrying      Carrying
                                           Balance          Value         Value
                                          Sept. 30,        Sept. 30,     Dec. 31,
       Description                        1996 (4)         1996 (3)      1995 (3)
       -----------                        --------         --------      --------
       Shopping Centers
       Santa Ana Square,
         Santa Ana, CA (5)             $   4,079,088  $   2,500,000   $ 3,984,645

       Lucky Supermarket
         Buena Park, CA (1) (6)            2,445,761      2,245,873     2,250,159

       Avon Market Ctr.
         Avon, CO (5) (7)                  3,679,132      3,679,132     3,696,458

       Medford Village Outlet
          Center
         Medford, MN  (5) (10)             8,339,468      8,339,468     8,638,426

       Office Buildings
       Bank of California
         Seattle, WA (2) (6) (9)          16,531,751      8,586,168     8,623,102

       Xerox
         Arlington, TX (6)                 1,910,603      1,103,743     1,109,596

       Lionmark Corp. Ctr.
         Columbus, OH (5) (8)              3,932,850      3,932,850     3,950,540
                                       -------------  -------------  ------------
                                       $  40,918,653  $  30,387,234   $32,252,926
                                       =============  =============   ===========

         1. In addition to the fixed interest, the Partnership is entitled to contingent interest in an amount equal to a percentage of the rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and/or a percentage of the excess of the value of the property above a base amount, payable at maturity. Approximately $6,000, $3,400, $800 and $1,600 of contingent interest was earned in 1996, 1995, 1994, and 1993, respectively.
        2. All of the above mortgage loans are first mortgage loans except for the Bank of California which is a wraparound mortgage loan, subordinate to prior liens held by others with no recourse.
        3. The carrying values of the above mortgage loans are inclusive of acquisition fees and accrued interest recognized.
        4. The contractual balance represents the original mortgage amount advanced plus accrued interest calculated in accordance with the loan agreements, less principal amortization received. There is no assurance that the contractual balance will be realized at maturity.
        5.  This loan is accounted for under the interest method.
        6.  This loan is accounted for under the investment method.
        7.  This loan was made in March 1993.
        8.  This loan was made in September 1993.
        9. This loan has cured its default and the borrower is current on debt service payments, as previously discussed.
        10. This loan was made in July 1995 and has a floating interest rate, capped at 10%, based on the Eurodollar rate for each quarterly interest period plus 280 basis points.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


5       REAL ESTATE

        Garfinkel's

         On December 21, 1992 the Investment General Partner, on behalf of the Partnership, foreclosed on the property securing the Garfinkel's loan. At the foreclosure sale, the Partnership acquired the property for a bid of $3,200,000. In addition, in September 1993, the Partnership paid $84,404 for costs associated with the foreclosure. Such costs have been capitalized as real estate assets and are being depreciated over the estimated useful life of the property.

         On January 27, 1992, the Partnership received $450,000 from the former property owner in exchange for a release of a personal guarantee in which the former property owner was obligated to reimburse the
         Partnership for asbestos removal up to a maximum of $500,000. The receipt of these funds was recorded as a liability on the Partnership's balance sheet. During June 1992, $6,950 was paid for remedial cleaning in connection with the asbestos removal and the unexpended asbestos reserve aggregated $443,050 at September 30, 1996 and December 31, 1995. The Partnership does not presently plan to commence removal of the asbestos until a purchaser or tenant for the property is identified.

         The owner of the Landover Mall ("Mall Owner"), where the Garfinkel property is located, has requested reimbursement from the Partnership for common area maintenance and utility usage charges, allegedly due under certain agreements made between the former owner of the property and Mall Owner for periods subsequent to the date that the Partnership took title to the property. The Partnership believes it may be obligated only for the actual value of certain items. Discussions between the Partnership and Mall Owner are on-going as to the exact amount to be paid. However, the Partnership has accrued $144,000 for the nine months ended September 30, 1996 for an aggregate accrual of $500,829 from inception through September 30, 1996.

         As of September 30, 1996, the Garfinkel's property is still vacant.

         Groton

         This property was acquired via foreclosure on December 9, 1993. Occupancy at the shopping center declined from approximately 82% at the time of foreclosure to 77% at March 31, 1995. The anticipated lease-up of the vacant space had not occurred as of March 31, 1995 resulting in lower than anticipated net operating income. It was determined as a result of an analysis performed as of the quarter ended March 31, 1995, that the carrying value of the property could not be realized and, consequently, management recorded a write-down for impairment on the shopping center of $1,860,000. This analysis indicated the value of the building and improvements to be approximately $5,500,000, while the carrying value was approximately $7,360,000, necessitating a $1,860,000 write-down.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

         The following table is a summary of the Partnership's real estate as of:

                                                 September 30,      December 31,
                                                     1996               1995
                                                 -----------        -----------
Land .....................................       $ 2,460,000        $ 2,460,000
Building and improvements ................         7,812,190          7,731,702
Write-down for impairment ................        (1,860,000)        (1,860,000)
                                                 -----------        -----------
                                                   8,412,190          8,331,702
Less accumulated depreciation ............          (596,080)          (450,608)
                                                 -----------        -----------
                                                 $ 7,816,110        $ 7,881,094
                                                 ===========        ===========

6       DISTRIBUTIONS PAYABLE TO PARTNERS

        Distributions payable are as follows:

                                                     September 30,  December 31,
                                                         1996           1995
                                                         ----           ----
Limited partners ($0.11 and $0.07 per unit) ........   $625,993      $398,359
General partners ...................................      6,323         4,024
                                                       --------      --------
                                                       $632,316      $402,383
                                                       ========      ========

         Such distributions were paid subsequent to September 30, 1996 and December 31, 1995, respectively.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

7        COMMITMENTS AND CONTINGENCIES (continued)

         HEP Action (continued)

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

         On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Court would appoint a securities litigation expert to evaluate the settlement. On May 6, 1996, the expert submitted a report stating that he was unable to conclude that the revised settlement as proposed is fair, reasonable and adequate, and recommended that the revised settlement be restructured in certain respects. On May 28,

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

7        COMMITMENTS AND CONTINGENCIES (continued)

         HEP Action (continued)

         1996, at a hearing in connection with the expert's report, the Court ordered the parties to brief certain valuation issues, the requisite consents required from limited partners to approve the Revised Exchange and the applicability of exemptions from the California securities law. A hearing on the issues the Court had ordered the parties to brief was held on July 9, 1996. On July 18, 1996, the Court preliminarily approved the proposed, revised settlement of the B&S Litigation, and made a preliminary finding that the proposed revised settlement is fair, adequate and reasonable to the class, and that a settlement class should be conditionally certified. The Court also set a hearing for August 19, 1996 to settle the form and method of notice to limited partners regarding the proposed, revised settlement. If final approval of the settlement is granted by the Court, a solicitation statement concerning the settlement and the reorganization would be sent to all HEP limited partners. At a hearing on October 23, 1996, the Court stated that it wished to consider late-filed briefs from certain objectors which were filed up to and including the date of the hearing. On November 4, 1996, the Court issued an order seeking comment on the final version of the settlement from the California Department of Corporations and additional information from the plaintiffs. The Court requested a response within 17 days of its order. Upon final approval of the settlement by the Court the Consent Solicitation Statement concerning the Revised Exchange would be sent to all HEP limited partners. There would be at least a 60 day solicitation period and a reorganization of the HEP Partnerships cannot be consummated unless a majority of the limited partners in the HEP Partnerships affirmatively vote to approve it.

         It is impossible to predict what financial exposure the Administrative General Partner will have, if any, as a result of this litigation, or its indirect effect on the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and capital resources

The Partnership's public offering commenced on May 15, 1986 and terminated on February 12, 1988 generating gross proceeds of $56,907,425, including $699,565 through the Partnership's Reinvestment Plan. The Partnership initially made ten permanent investments, consisting of nine first mortgage loans and one wraparound mortgage loan, in which the Partnership had funded a total of $49,300,000 or 100% of its net proceeds available for investment. On May 21, 1992 and November 16, 1992 loans in the original principal amounts of $8,200,000 and $3,800,000, respectively were prepaid. In addition, on December 21, 1992 the Investment General Partner, on behalf of the Partnership foreclosed on the property securing the Garfinkel Loan. The original principal amount of this loan was $4,850,000. On March 12, 1993, the Partnership funded an additional mortgage loan in the principal amount of $3,750,000 at an annual rate of 8.35%. On September 15, 1993 the Partnership funded another new mortgage loan in the principal amount of $4,000,000 at an annual interest rate of 8.5% payable in monthly installments of principal and interest. On December 9, 1993 the Investment General Partner on behalf of the Partnership foreclosed on the shopping center securing the Groton loan which was in the original principal amount of $8,000,000. On February 2, 1994 the mortgagor on the 415 East 149th Street loan prepaid the entire amount of such loan. The Partnership received $4,781,922 of gross proceeds, consisting of $4,739,540 of principal and $43,382 of interest. On October 11, 1994 the mortgagor on the 134-140 East Fordham Road loan prepaid the entire amount of such loan. The Partnership received $5,238,595 of gross proceeds. In July 1995 the Partnership funded an additional mortgage loan in the principal amount of $8,612,500, payable in quarterly installments of principal and interest at a floating interest rate based on the Eurodollar plus 280 basis points for the applicable period, capped at 10%. As of September 30, 1996, the Partnership has funded an aggregate of $30,762,500 to the mortgagors in seven mortgage loans which are outstanding, consisting of six first mortgage loans and one wraparound mortgage loan.

Previously, the Bank of California, Seattle wraparound mortgage loan was in default. See Note 4 to the financial statements. As part of a plan of reorganization approved in 1995, approximately $336,000 was paid to the Partnership in September 1995 which included approximately $226,000 in missed payments and $69,000 of late charges and interest relating to the payments. The borrower is currently making the required payments to the Partnership on the Wrap Loan. In connection with the plan of reorganization related to the Bank of California Loan, the Partnership was reimbursed for legal fees of approximately $216,000 which was received in September 1996 and is included in other income in the accompanying statements of operations.

For the quarter ended September 30, 1996, the Partnership paid a cash distribution to its partners equivalent to a 4.4% annualized return on each limited partner's original investment. At September 30, 1996, working capital reserves were approximately $9,048,000. This represents an increase of approximately $979,000 from December 31, 1995. The Partnership has the right to establish reserves either from disposition proceeds or from cash flow, if necessary.

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

Allowance for loan losses

An allowance for loan losses is established based upon a quarterly review of each mortgage loan and property in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospect for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of September 30, 1996.

For the quarter ended September 30, 1996, the Partnership recorded an allowance for loan losses in the amount of $1,547,830 and ceased accruing interest on the Santa Ana loan. As a result of an economic decline in the surrounding area, the tenancy at the Santa Ana Shopping Center has been slowly shifting from regional, credit tenants to local, non-credit tenants. Consequently, although the cash flow from the operation of the center has not declined, its value has been eroded due to the shift in tenancy. Management performed cash flow projections and analyzed data regarding sales of comparable centers in order to estimate the fair value of the center for the purpose of valuing the loan. Based upon analysis of the projected cash flow from the center using a 13% capitalization rate and market comparables indicating a value of approximately $78 per square foot, the fair value of the center was estimated to be approximately $2,500,000. The net carrying value of the loan at September 30, 1996, was $4,047,830, necessitating an allowance of $1,547,830.

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

Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of September 30, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

No write-downs for impairment were recorded for the three months ended September 30, 1996 or 1995. A write-down for impairment of $1,860,000 was recorded on the Groton property in the first quarter 1995. See Note 5 to the Financial Statements.

Allowances and write-downs are inherently subjective and are based on management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses or write-downs in subsequent years and such amounts could be material.

Results of operations

Net income increased for the nine months and decreased for the three months ended September 30, 1996 when compared to the same periods in 1995. The increase for the nine months was due to an increase in revenues and a decrease in expenses. The decrease for the three months was due to a greater increase in costs and expenses (primarily as a result of the provision for loan losses recorded on the Santa Ana loan) than the increase in revenues.

The increase in revenues for both the nine and three months ended September 30, 1996 when compared to the same periods in 1995 was primarily due to an increase in mortgage interest income and other income partially offset by a decrease in short term investment interest. Mortgage interest income increased due to the funding of the Medford loan in July of 1995. Other income increased due to the reimbursement of legal expenses related to the Bank of California loan, as discussed above. Short term investment interest decreased as a result of decreased interest rates and decreased working capital reserves as a result of the Medford funding.

The decrease in costs and expenses for the nine months ended September, 30, 1996 was primarily a result of a decrease in the write-down for impairment recorded in March 1995, partially offset by the provision for loan losses recorded in September 1996 on the Santa Ana loan. The increase in costs and expenses for the three months ended September 30, 1996 when compared to the same period in 1995 was primarily due to the provision for loan losses recorded on the Santa Ana loan as discussed above, partially offset by a decrease in general and administrative expenses. General and administrative expenses decreased primarily as a result of a decrease in payroll costs.

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



                                         RESOURCES PENSION SHARES 5, L.P.

                                         By:      Resources Capital Corp.
                                                  Administrative General Partner




Dated:     November 14, 1996             By:      /s/ Joseph M. Jacobs
                                                  --------------------
                                                  Joseph M. Jacobs
                                                  President
                                                  (Duly Authorized Officer)



Dated:     November 14, 1996             By:      /s/ Jay L. Maymudes
                                                  -------------------
                                                  Jay L. Maymudes
                                                  Vice President, Secretary and
                                                  Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)