Form 10-K
period 1996-12-31
RESOURCES PENSION SHARES 5 LP
filed 1997-03-28
CIK 789987

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                         Commission File Number 0-15690

                        RESOURCES PENSION SHARES 5, L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                          13-3353722
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


 411 West Putnam Avenue, Greenwich, CT                         06830
 (Address or principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code       203-862-7000


          Securities registered pursuant to Section 12(b) of the Act:

                                      None

                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [ X ]   No   [   ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                        Exhibit Index is set forth on page IV-1.

PART I


Item 1.              Business

General

Resources Pension Shares 5, L.P. (the "Registrant") is a Delaware limited partnership which was formed on February 11, 1986 as an investment medium primarily for tax-exempt investors. Registrant was formed for the purpose of investing primarily in participating mortgage loans and, to a lesser extent, in land sale-leasebacks on improved, income-producing commercial real estate. Through April 1, 1998, Disposition Proceeds (as hereinafter defined) must be reinvested by Registrant or held as reserves. Thereafter, the Administrative General Partner may either reinvest or distribute any such Disposition Proceeds. Due to the substantial changes which have occurred in the real estate financing markets during the last few years, none of the mortgage loans made after 1992 contain provisions permitting Registrant to participate in the economic benefits of any increase in a property's revenue or the value of the property ("Participations"). Such mortgage loans also do not provide for a certain portion of the base interest to accrue and be paid upon maturity of the respective mortgage loan, upon sale or refinancing of the property or after a stated period of time. Certain loans made prior to 1993 do contain such features. The security for any mortgage loan investment is intended to consist of commercial and industrial properties (such as office buildings, shopping centers and industrial buildings) and, possibly, leasehold interests in properties.

The Investment General Partner of the Registrant, Resources Pension Advisory Corp., and the Administrative General Partner, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). Resources Pension Advisory Corp. and Resources Capital Corp. were, until November 3, 1994, wholly-owned subsidiaries of Integrated Resources Inc. ("Integrated"). On November 3, 1994, Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code, at which time, pursuant to such plan of reorganization, the newly formed Presidio purchased substantially all of Integrated's assets. The Associate General Partner is Presidio AGP Corp. ("Presidio AGP"), a Delaware corporation, which replaced as Associate General Partner Richard H. Ader, a former executive officer of Integrated.

Effective with the consummation of Integrated's plan of reorganization, Presidio entered into a management and administrative agreement with Concurrency Management Corp. ("Concurrency"). Effective January 1, 1996, Wexford Management Corp. (formerly Concurrency) assigned its agreement to provide administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford").

In December 1994, Richard Ader notified Registrant of his withdrawal as Associate General Partner. The withdrawal became effective, after 60 days prior written notice to Limited Partners, on February 28, 1995. Upon the effective date of such withdrawal, Presidio AGP, which is a wholly-owned subsidiary of Presidio Capital Corp., became the Associate General Partner. The Administrative General Partner is also a general partner in several other limited partnerships.

Registrant registered 16,000,000 units of limited partnership interest at $10 per interest (the "Units") with the Securities and Exchange Commission, 6,000,000 of which were for Registrant's Reinvestment Plan. On February 12, 1988, Registrant terminated its offering of Units, having raised $56,907,425 from approximately 5,800 investors (including $699,565 from Units issued pursuant to the Reinvestment Plan). After the payment of a nonaccountable expense reimbursement to the Administrative General Partner, Registrant had approximately $54,238,000, including evaluation fees and acquisition fees paid or payable to the Administrative General Partner, available for investment and reserves.

Mortgage Investments of Registrant

As of December 31, 1996, seven mortgage loans, consisting of six first mortgage loans and one wraparound mortgage loan, funded by Registrant in the aggregate amount of $30,762,500 were still outstanding. The following table sets forth, as of December 31, 1996, the outstanding mortgage loan investments made by
Registrant:

                                                                    Mortgage Loans as of December 31, 1996
                                             ------------------------------------------------------------------------------------
                                             Rentable       Mortgage         Date        Maturity    Current            Deferred
   Property                                   Sq.Ft         Amount (1)      Funded        Date       Interest           Interest
   --------                                  -------    --------------      ------       -----     ------------        -----------
   Shopping Centers
   Santa Ana Square
   Santa Ana, California                      32,159    $    2,600,000        3/88        3/97     9.62%-10.91%        1.29% - 0%

   Lucky Supermarket
   Buena Park, California                     47,000         2,200,000        5/88        5/05     10.0 (2)                  -

   Avon Marketplace
   Avon, Colorado                             70,211         3,750,000        3/93        4/03     8.35%                     -

   Office Buildings
   Bank of California
   Seattle, Washington                       618,041         8,500,000 (3)    5/88        5/98     7-10.0%             3.0% - 0%

   Xerox Office Bldg.                                                                                                  8.5% - 12.67%
   Arlington, Texas                           82,566         1,100,000        3/88        3/97     4.55% (2)

   Lionmark Corporate Center Columbus,
   Ohio                                       79,415         4,000,000        6/93        6/03     8.5%                        -

   Medford Village Outlet Center
   Medford , Minnesota                       121,660         8,612,500        7/95        4/98     8.55%                       -
                                                        --------------

                                                        $   30,762,500
                                                        ==============

1. All of these loans are first mortgage loans except the Bank of California, which is a wraparound mortgage loan.

2. In addition to fixed interest, Registrant is entitled to contingent interest in an amount equal to a percentage of the rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and/or a percentage of the excess of the value of the property above a base amount, payable at maturity.

3.     The wraparound mortgage loan is in the amount of $16,500,000,  $8,500,000 of which has been  funded  by  Registrant.  The  balance  represents  the underlying first mortgage financing to which  Registrant's  investment is subordinate.

On December 21, 1992, the Investment General Partner, on behalf of Registrant, foreclosed on the property securing the Garfinkel Loan. On December 9, 1993, Registrant foreclosed on the mortgage securing the Groton Shopping Center (the "Groton Loan"). See Item 2, "Properties."

On February 2, 1994 and on October 11, 1994, the respective mortgagors on the 415 East 149th Street and 134-140 East Fordham Road mortgage loans repaid these loans.

On July 25, 1995, Registrant funded an additional first mortgage loan in the principal amount of $8,612,500. The loan is secured by the Medford Village Outlet Center located in Medford, Minnesota. On February 28, 1997, Registrant funded an additional promissory note in the principal amount of $2,000,000. See "Mortgage Transactions and Defaults," below.

For the year ended December 31, 1996, the Bank of California and the Medford loans generated in excess of 15% of Registrant's mortgage interest revenue. For the year ended December 31, 1995, the Bank of California and Santa Ana mortgage loans each generated in excess of 15% of Registrant's mortgage interest revenue. For the year ended December 31, 1994 the Bank of California and the 134-140 East Fordham loans each generated in excess of 15% of Registrants mortgage interest revenue.

Mortgage Transactions and Defaults

Allowance for Loan Losses

An allowance for loan losses is established based upon a quarterly review of each of the mortgages in Registrant's portfolio. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of December 31, 1996.

The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. Registrant may provide for additional losses in subsequent years and such provisions could be material.

Certain of the properties, as described below, on which Registrant made loans have experienced varying degrees of operating or other problems which resulted in the establishment of an allowance for loan losses.

Groton Loan

Groton Loan, in the original principal amount of $8,000,000, was collateralized by a shopping center in Groton, Connecticut. Groton Associates, the mortgagor, defaulted on the interest payment due September 1, 1991. On September 20, 1991, Groton Associates filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. Registrant, using an internally generated appraisal prepared with current property data, established a reserve of $750,000 on the Groton Loan during 1991. In addition, during 1991, Registrant had established reserves for $528,093 of deferred interest due from Groton Associates and $129,919 of unamortized acquisition fees incurred when this loan was funded. In March 1993, Registrant received a third party appraisal of the property which valued the property at $6,500,000. As a result, Registrant reserved an additional $750,000 on the principal of this loan during 1993.

In June 1992, the bankruptcy court approved a Stipulation and Order authorizing Groton Associates to use rents collected to operate its business and remit the excess cash to Registrant on a monthly basis retroactive to June 1, 1992. The Investment General Partner, on behalf of Registrant, obtained an order from the bankruptcy court on July 27, 1993 permitting it to proceed with a foreclosure against the property and directing Groton Associates to turn over all cash collateral and provide an accounting for rents. Beginning with the rents due on August 1, 1993, Registrant began to collect the rents directly. Registrant commenced a foreclosure action in Connecticut and on September 13, 1993 the Connecticut court appointed a receiver to collect rents and exercise final approval of disbursements for the property. All revenues received from the Groton Property, including the rents, have been included in operating income for the year ended December 31, 1996.

On December 9, 1993, the Investment General Partner, on behalf of Registrant, foreclosed on the shopping center securing the Groton Loan located in Groton, Connecticut. See Item 2, "Properties." At the foreclosure, the value of the shopping center was determined to be $6,500,000 based on the third party appraisal of the shopping center previously received by the partnership. All reserves previously recorded on the loan were written off after the foreclosure and the remaining balance of $6,500,000 was transferred to the Real Estate account on Registrant's balance sheet. In February 1994, Registrant paid approximately $212,000 in past due real estate taxes which were accrued for in 1993. In March 1995 a $1,860,000 provision was necessary on the Groton property. See Note 5 to the Financial Statements.

Bank of California, Seattle Loan

Bank of California, Seattle Loan, in the principal amount of $8,500,000 ("Wrap Loan"), is secured by, among other things, the interest of Gum Loong Limited Partnership ("Gum Loong") in land (the "Land") located in downtown Seattle, Washington. The building situated on the Land is commonly known as the Bank of California Building (the "Building"). The Land is subject to a long term ground lease (the "Ground Lease"). Concurrently with the closing of the Wrap Loan, Gum Loong acquired the lessor's interest under the Ground Lease and Continental Seattle Partners L.P. ("CSP"), an affiliate of Gum Loong, acquired the lessee's interest under the Ground Lease and the fee interest in the Building. CSP also acquired the lessor's interest under a master (net) sublease with the Bank of California for the entire Building. A first mortgage on the land ("Land Loan") in the amount of $8,000,000 is held by Anchor National Life Insurance Company ("Anchor"). Under the provisions of the Wrap Loan, Gum Loong is required to make the payments required under both the Land Loan and the Wrap Loan to Registrant on a monthly basis. Registrant, in turn, then pays Anchor the amounts due under the Land Loan on a monthly basis. The Wrap Loan is secured by a Wraparound Deed of Trust dated May 2, 1988 in the amount of $16,500,000 between Registrant and Gum Loong. The Building is encumbered by a loan ("Building Loan") between the Bank of Tokyo Trust Company (Seattle Branch) ("BOT") and CSP, in the amount of $48,000,000, secured by a first mortgage on the Building and a third mortgage on the Land. This loan is also guaranteed by Gum Loong. Registrant's collateral for the Wrap Loan is the Land, the Ground Lease, and, subject to the BOT's lien, the Building.

Registrant received a letter dated April 22, 1993 stating that BOT had commenced a foreclosure action against CSP for failure to repay the Building Loan which matured on March 26, 1992. An Option Agreement entered into at the time the Wrap Loan was made gives BOT the right, after commencing a foreclosure action, to exercise an option to purchase either (i) the Land Loan and the Wrap Loan from Anchor and Registrant or (ii) the Land from Gum Loong subject to the Land Loan and the Wrap Loan. On July 9, 1993, Registrant received notice from BOT that it intended to exercise the option to purchase the Land.

Gum Loong did not make timely payment of its scheduled July, August, and September 1993 installments on the Wrap Loan. Registrant utilized its working capital reserves to make the required payments on the Land Loan. On July 20, 1993 and again on August 9, 1993, Registrant notified Gum Loong that an event of default had occurred because of the CSP default on the BOT loan and because of Gum Loong's failure to make scheduled payments. Both Gum Loong and CSP filed for bankruptcy protection in August 1993, staying the exercise by BOT of its option to purchase the Land. On September 27, 1993 Registrant, Anchor and Gum Loong entered into an Interim Stipulation and Order Concerning Cash Collateral, which was approved by the bankruptcy court on September 29, 1993. On October 5, 1993 Registrant, Anchor and Gum Loong entered into a Second Interim Stipulation and Order Concerning Cash Collateral, which was approved by the bankruptcy court on October 5, 1993. Since October 1993, various Cash Collateral Orders have been entered into which require Gum Loong to make monthly payments to Registrant. The September 1993 payment and all monthly contract interest payments due thereafter under the Cash Collateral Orders have been made, including payments due subsequent to September 30, 1994. The current Cash Collateral Order requires Gum Loong to make monthly payments to Registrant through the maturity date of the loan.

On January 31, 1994, a Proof of Claim was filed in connection with the Gum Loong Bankruptcy by Registrant as it related to amounts due under the Wraparound Mortgage, including principal, interest and other amounts due. On January 6, 1995, a Proof of Claim was filed in connection with the CSP bankruptcy by the Registrant for a contingent and unliquidated claim under the Wraparound Mortgage. Despite the bankruptcy filings by both Gum Loong and CSP, Registrant had not reserved for this loan. Registrant believes that the collateral for the Wrap Loan, the Land as encumbered by the Ground Lease, is of sufficient value to realize the amount due under the Wrap Loan. If BOT exercises the option to purchase the Land, it will be required as a condition of such exercise to cure any defaults by Gum Loong.

On or about January 3, 1995, the United States Trustee moved to convert the Gum Loong Bankruptcy to a Chapter 7 case, or to dismiss the Gum Loong case, or to set a deadline for filing a plan of reorganization. This motion was scheduled for a hearing on February 3, 1995. This motion has been adjourned pending the hearing on BOT's proposed disclosure statement and proposed plan. The hearing on the adequacy of BOT's proposed disclosure statement was scheduled for April 6, 1995. The Third Amended Disclosure Statement was approved on May 31, 1995.

Thereafter, BOT sought confirmation of various amended plans to which the Registrant successfully objected. Such plans included provisions that were adverse to Registrant's interests. Registrant's objections, and the Bankruptcy Court's rulings thereon, prompted BOT to make various amendments and revisions to the proposed plan of reorganization and withdraw various provisions that were objectionable to Registrant. After extended confirmation hearings on BOT's proposed plans, the Bankruptcy Court approved the revised Fifth Amended Plan in September 1995. As part of the approved plan, in September 1995 approximately $335,000 was paid to Registrant. This amount consisted of approximately $266,000 of interest payments due the Registrant which resulted from two missed interest payments in 1993, and late charges and interest related to these payments of approximately $69,000.

The plan calls for, among other things, a Court appointed liquidating agent to manage the building securing Registrant's loan, and to pay the installments due under Registrant's loan. The liquidating agent is also required to sell the building and the property by June 1998 in a sale that must be approved by the Bankruptcy Court, and to which Registrant may object, or at a court approved auction in which the Registrant could bid. If the property is sold in a non-auction sale, the purchaser can buy the building free and clear by satisfying Registrant's mortgage indebtedness, or purchase the property subject to Registrant's loan. If the building is purchased subject to Registrant's loan, the purchaser will have the right to extend the loan for three years from the present maturity date at a rate of 300 basis points over the yield on three year United States Treasury notes at that time, paying interest only from May 1998 until the new maturity date. Such a purchaser would also have to pay an extension fee of 60 basis points if it elects the three year extension option.

134-140 East Fordham Road and 415 East 149th Street

In May 1993, these mortgage loans, in the principal amount of $5,300,000 and $4,750,000 matured. During the fourth quarter of 1993, Registrant extended the maturity date to May 1994 at a rate of 10% per annum with monthly payments of principal and interest based upon a 15 year amortization schedule. Prior to the extension, Registrant was receiving interest only payments at the original loan rate of 10.75%. The borrower and its general partners had agreed to give Registrant a personal guaranty of the loans if at any time the respective partnerships file a petition under Chapter 11 of the United States Bankruptcy Code. Registrant received a .5% commitment fee of $50,250. On February 2, 1994, the mortgagor prepaid the entire amount of the East 149th Street loan. Registrant received $4,781,922 of gross proceeds consisting of $4,738,540 of principal and $43,382 of interest. The East Fordham Road loan matured in May 1994. The General Partners extended this loan to July 1, 1995. Monthly principal and interest payments, effective July 1994, increased to $62,325 from $56,954. The interest rate, however, remained at 10% per annum. The new payment amount would reduce the principal balance of the loan to $5 million at the new maturity date. In addition, the borrower had the option to extend the maturity date to July 1, 1996 if, as additional collateral, the borrower pledged $500,000 in cash or an irrevocable letter of credit. On October 11, 1994, the mortgagor on the 134-140 East Fordham Road loan prepaid the entire amount of such loan. Registrant received $5,238,596 of gross proceeds consisting of $5,178,417 of principal and $60,179 of interest. Medford Village Loan

On July 25, 1995 Registrant purchased a first mortgage loan in the principal amount of $8,612,500 for approximately $8,700,000 in cash. The loan has a floating interest rate, capped at 10%, based on the Eurodollar rate for each quarterly interest period plus 280 basis points. It is payable in quarterly installments of principal and interest, maturing on April 22, 1998 with a balloon payment of $7,737,500 plus any deferred interest due. The borrower has the right to two, one year extensions for a fee of $23,500 each year, provided the loan to value ratio at the time does not exceed 60%. The loan is collateralized by a guarantee from the borrowers' principals, should the borrower default, and is secured by a 121,660 square foot shopping center known as Medford Village Outlet Center located in Medford, Minnesota.

Santa Ana Loan

For the quarter ended September 30, 1996, Registrant recorded an allowance for loan losses in the amount of $1,547,830 and ceased accruing interest on the Santa Ana loan. As a result of an economic decline in the surrounding area, the tenancy at the Santa Ana Shopping Center has been slowly shifting from regional, credit tenants to local, non-credit tenants. Consequently, although the cash flow from the operation of the center has not declined, its value has been eroded due to the shift in tenancy. Management performed cash flow projections and analyzed data regarding sales of comparable centers in order to estimate the fair value of the center for the purpose of valuing the loan. Based upon analysis of the projected cash flow from the center using a 13% capitalization rate and market comparables indicating a value of approximately $78 per square foot, the fair value of the center was estimated to be approximately $2,500,000. The net carrying value of the loan at September 30, 1996, was $4,047,830, necessitating an allowance of $1,547,830.

DVL Negotiable Promissory Note

On February 28, 1997, Registrant funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL"), in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly. In addition, Registrant is entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which is to be applied as a reduction of principal. The Note matures on February 27, 2000 and may be pre-paid during the first two years without penalty. The Note is secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL which in the aggregate amounted to $4,325,000 as of February 28, 1997.

Competition

To the extent Registrant reinvests any funds, Registrant will be in competition with other companies which are engaged in the business of making loans. Registrant's competition would include a large number of lenders, many of whom have resources substantially larger than those of Registrant. The principal competitive factor in Registrant's business is the effective rate charged for loans and the loan-to-value ratio.

In addition, the properties which secure Registrant's mortgage loans may face competition from similar properties in the vicinity. To the extent such competition reduces the gross revenue from the operation of such properties and/or decreases any appreciation in the value of such properties, such competition will reduce any contingent interest otherwise payable to Registrant.

Because Presidio (including its affiliates) is the parent of other corporations in addition to the Investment General Partner and the Administrative General Partner, such General Partners are or may become affiliated with other entities which are engaged in businesses that are, or may in the future be, in direct competition with Registrant.

Employees

Registrant does not have any employees. The Investment General Partner is responsible for Registrant's investments in mortgage loans and land sale-leasebacks, if any, and the Administrative General Partner is responsible for all administrative functions of Registrant, including asset management of foreclosed properties. Wexford currently performs accounting, secretarial, transfer and other administrative services for Registrant. See Item 10, "Directors and Executive Officers of the Registrant", Item 11, "Executive Compensation", and Item 13, "Certain Relationships and Related Transactions."


Item 2.          Properties

On December 21, 1992, Registrant, through a foreclosure auction, acquired fee simple title to the Garfinkel property by bidding $3,200,000 of the mortgage indebtedness owed to it. The Garfinkel property is located in Landover, Maryland and is part of a regional shopping center known as Landover Mall. The parcel of land comprises approximately 4.93 acres. The building is a two-story retail facility consisting of approximately 93,384 rentable square feet of space. The building contains asbestos-containing material and, on January 27, 1992, Registrant received $450,000 from the former property owner in exchange for a release of a personal guarantee which obligated the owner to reimburse Registrant for asbestos removal to a maximum of $500,000. During June 1992, $6,950 was paid for remedial cleaning in connection with the asbestos removal and at December 31, 1996, the unexpended asbestos reserve aggregated $500,829. Registrant does not presently plan to commence removal of the asbestos until a purchaser or tenant for the property is identified. As of March 1, 1997, Registrant has been unable to sell or lease the property, and the building remains vacant.

On December 9, 1993, Registrant, through a foreclosure, acquired fee simple title to the Groton Shopping Center. The shopping center is located in Groton, Connecticut. The parcel of land comprises approximately 17 acres. The property is a neighborhood strip shopping center containing a gross leasable area of approximately 118,938 square feet. In addition, the strip center has a parking area for approximately 450 automobiles. As of March 1, 1997, the Groton Shopping Center was 77% occupied. On December 9, 1993, Registrant entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), also an affiliate of Presidio, to perform certain functions related to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation the greater of 6% of annual gross revenues when leasing services are performed or 3% of gross revenues when no leasing services are performed. During 1994 RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Registrant. The terms of the agreement are substantially the same as the agreement entered into between Registrant and RSMC. There was no fee earned by RSMC for the year ended December 31, 1996.


Item 3.          Legal Proceedings

For a discussion of Legal Proceedings, please see Note 7 ("Commitments and Contingencies") to the Financial Statements.

Item 4.          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II


Item 5.          Market for Registrant's Securities and Related Security
                 Holder Matters

There is no established public trading market for the Units of Registrant.

There are certain restrictions set forth in the Partnership Agreement which may limit the ability of a limited partner to transfer Units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or any other reason.

As of March 1, 1997, there were approximately 5,693 limited partners of Registrant, owning an aggregate of 5,690,843 Units.

Distributions per Unit during 1996 and 1995 were as follows:

            Distribution with             Amount of Distribution Per Unit
        Respect to Quarter Ended              1996              1995
   -----------------------------------------------------------------------------
   March 31                                $     .11          $     .05
   -----------------------------------------------------------------------------
   June 30                                 $     .11          $     .05
   -----------------------------------------------------------------------------
   September 30                            $     .11          $     .07
   -----------------------------------------------------------------------------
   December 31                             $     .11          $     .07
   -----------------------------------------------------------------------------

There are no material legal restrictions upon Registrant's present or future ability to make distributions from operations in accordance with the provisions of Registrant's Amended and Restated Certificate of Limited Partnership and Partnership Agreement ("Partnership Agreement"). The Partnership Agreement requires that Disposition Proceeds received through April 1, 1998 must be reinvested or held as reserves, but not distributed. For a further discussion of factors which may affect distributions see Item 7 in Part II of this Form 10-K.

Item 6.    Selected Financial Data

                                               Year ended December 31,
                      -------------------------------------------------------------------
                                   (dollars in thousands except per unit amounts)

                        1996             1995           1994         1993            1992
                      ---------       ---------       -------      ---------       -------

Revenues .......      $ 4,748         $ 4,130         $ 3,824      $ 4,115         $ 3,512

Net Income .....      $ 1,244(5)      $   254(4)      $ 1,864      $ 1,634(3)      $ 1,296(2)

Net Income
  Per Unit (1) .      $   .22(5)      $   .04(4)      $   .32      $   .28(3)      $   .23(2)

Distributions
  Per Unit (1) .      $   .44         $   .24         $   .28      $   .34         $   .24

Total Assets ...      $48,916         $49,731         $50,607      $50,491         $50,295

Partners' Equity      $46,947         $48,232         $49,358      $49,103         $49,424

-----------------
(1)    Per Unit amounts were computed  based on the weighted  average  number of
       Units of 5,690,843 for 1996, 1995, 1994, 1993 and 1992.

(2)    Net of provision for loan losses of $800,000 or $.14 per Unit.

(3)    Net of provision for loan losses of $750,000 or $.13 per Unit.

(4)    Net of write-down for impairment of $1,860,000 or $.32 per Unit.

(5)    Net of provision for loan losses of $1,547,830 or $.27 per Unit.

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Liquidity and Capital Resources

Registrant's public offering commenced on May 15, 1986 and terminated on February 12, 1988 generating gross proceeds of $56,907,425, including $699,565 through Registrant's Reinvestment Plan. Registrant initially made ten permanent investments, consisting of nine first mortgage loans and one wraparound mortgage loan, in which Registrant had funded a total of $49,300,000 or 100% of its net proceeds available for investment. On May 21, 1992 and November 16, 1992 loans in the original principal amounts of $8,200,000 and $3,800,000, respectively were prepaid. In addition, on December 21, 1992 the Investment General Partner, on behalf of Registrant foreclosed on the property securing the Garfinkel Loan. The original principal amount of this loan was $4,850,000. On March 12, 1993, Registrant funded an additional mortgage loan in the principal amount of $3,750,000 at an annual rate of 8.35% payable in monthly installments of principal and interest. On June 15, 1993 Registrant funded another new mortgage loan in the principal amount of $4,000,000 at an annual interest rate of 8.5% payable in monthly installments of principal and interest. On December 9, 1993 the Investment General Partner on behalf of Registrant foreclosed on the shopping center securing the Groton loan which was in the original principal amount of $8,000,000. On February 2, 1994 the mortgagor on the 415 East 149th Street loan prepaid the entire amount of such loan. The Registrant received $4,781,922 of gross proceeds, consisting of $4,739,540 of principal and $43,382 of interest. On October 11, 1994 the mortgagor on the 134-140 East Fordham Road loan prepaid the entire amount of such loan. The Registrant received $5,238,595 in gross proceeds. In July 1995 Registrant funded an additional mortgage loan in the principal amount of $8,612,500, payable in quarterly installments of principal and interest at a floating interest rate based on the Eurodollar plus 280 basis points for the applicable period, capped at 10%. As of December 31, 1996, Registrant has funded an aggregate of $30,762,500 to the mortgagors in seven mortgage loans which are outstanding, consisting of six first mortgage loans and one wraparound mortgage loan.

In March 1997, the Santa Ana and Xerox loans both matured. Registrant is currently negotiating payoff amounts on both loans that more accurately reflect current market values. The amounts have not yet been determined. On February 28, 1997, Registrant funded a Note to DVL in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly. In addition, Registrant is entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which is to be applied as a reduction of principal. The Note matures on February 27, 2000 and may be pre-paid during the first two years without penalty. The Note is secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL which in the aggregate amounted to $4,325,000 as of February 28, 1997.

Previously, the Bank of California, Seattle wraparound mortgage loan was in default. See Item 1 "Business - Mortgage Transactions and Defaults - Bank of California, Seattle Loan." Payments to Anchor on the Land Loan for two months were made from working capital reserves. As part of a plan of reorganization, approved in 1995, these two months were repaid to Registrant in September 1995, amounting to approximately $336,000. This consisted of approximately $226,000 in missed payments and $69,000 of late charges and interest relating to the payments. The borrower is currently making payments to Registrant on the Wrap Loan sufficient to make payments on the Land Loan.

If necessary, Registrant has the right to establish reserves either from disposition proceeds or from cash flow.

For the year ended December 31, 1996 as compared to 1995, Registrant paid a higher cash distribution to its partners primarily due to the funding of the Medford loan in July 1995. At December 31, 1996, working capital reserves were approximately $9,337,000. This represents an increase of approximately $944,000 from December 31, 1995 primarily as a result of placing undistributed cash flow from operations into working capital reserves as a result of the funding of the Medford loan in July 1995.

Currently, the foreclosed property which formerly secured the Garfinkel Loan is vacant. Funds which are necessary to lease up the property and to remedy deferred maintenance conditions at the Garfinkel's property will be supplied from Registrant's working capital reserves. In addition, Registrant might need to expend funds for capital improvements to and leasing of the property which formerly secured the foreclosed Groton loan. These funds may be expended from working capital reserves. Registrant currently holds working capital reserves in short term investments, at rates which are lower than the returns previously earned on the loans that have been prepaid. If excess working capital is ultimately invested in new loans, these investments are likely to be at lower rates than previous investments due to current market conditions.

During March of 1997, the Santa Ana and Arlington loans are expected to be repaid. Management will review the Registrant's cash reserve requirements on a quarterly basis to determine if a distribution will be made in the future or whether a new investment will be made.

Real Estate Market

The real estate market continues to suffer from the effects of the recent recession which included a substantial decline in the market value of existing properties. Market values have begun to recover, and while the pace of new construction has slowed, high vacancy rates continue to exist in many areas. As a result, Registrant's potential for realizing the full value of its investment in mortgages is at increased risk.

Allowance for Loan Losses and Write-Down for Impairment

A provision for loan losses is established based upon a quarterly review of each mortgage loan and property in Registrant's portfolio. Real estate property is carried at the lower of cost or net realizable value. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospect for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of December 31, 1996. There was no provision for the year ended December 31, 1994. The Registrant recorded provisions and write-downs of $1,547,830 and $1,860,000 for the years ended December 31, 1996 and 1995, respectively, as follows:

For the quarter ended September 30, 1996, Registrant recorded a provision for loan losses in the amount of $1,547,830 and ceased accruing interest on the Santa Ana loan. As a result of an economic decline in the surrounding area, the tenancy at the Santa Ana Shopping Center has been slowly shifting from regional, credit tenants to local, non-credit tenants. Consequently, although the cash flow from the operation of the center has not declined, its value has been eroded due to the shift in tenancy. Management performed cash flow projections and analyzed data regarding sales of comparable centers in order to estimate the fair value of the center for the purpose of valuing the loan. Based upon an analysis of the projected cash flow from the center using a 13% capitalization rate and market comparables indicating a value of approximately $78 per square foot, the fair value of the center was estimated to be approximately $2,500,000. The net carrying value of the loan at September 30, 1996, was $4,047,830, necessitating a provision of $1,547,830.

Occupancy at the Groton Shopping Center ("Groton") declined from 82% at the time of foreclosure to 69% at March 1, 1995. The anticipated lease-up of the vacant space had not occurred as of March 31, 1995 resulting in lower than anticipated net operating income. In addition, Management was investigating the potential cost to correct certain environmental violations at the shopping center. As a result Groton would not likely realize its carrying value at March 31, 1995 prior to the establishment of a provision for impairment. Consequently, management recorded a write-down for impairment on the shopping center of $1,860,000 at March 31, 1995.

Provisions and write-downs are inherently subjective and are based on management's best estimate of current conditions and assumptions about expected future conditions. Registrant may provide for additional provisions and write-downs in subsequent years which could be material.


Results of Operations

1996 vs. 1995

Net income increased for the year ended December 31, 1996 when compared to the same period in 1995. The increase was due to an increase in revenues and a decrease in expenses.

The increase in revenues for the year ended December 31, 1996 was primarily due to an increase in mortgage interest income and other income, partially offset by a decrease in short term investment income. Mortgage interest income increased as a result of additional interest income earned on the Medford loan which was funded in July 1995. Other income increased due to the reimbursement of legal expenses related to the Bank of California loan in 1996. Short term investment income decreased as a result of decreased interest rates and decreased working capital reserves as a result of funding the Medford loan.

The decrease in costs and expenses for the year ended December 31, 1996 was primarily a result of a decrease in the provision for loan losses when compared to the write-down for impairment in the same period of 1995, and a decrease in general and administrative expenses. General and administrative expenses decreased primarily as a result of a decrease in legal fees related to the Bank of California loan.

1995 vs. 1994

There was a decrease in net income for the year ended December 31, 1995 when compared to the prior years net income due to a substantial increase in costs and expenses partially offset by an increase in revenues.

The increase in costs and expenses is primarily due to an increase in general and administrative expenses and provision for impairment for the year ended December 31, 1995, when compared to the prior year. As previously discussed, a provision for impairment was required on the Groton property for the year ended December 31, 1995, while in 1994 there was no provision required. The increase in general and administrative expenses when comparing 1995 with 1994 is primarily a result of an increase in legal costs related to the Seattle loan.

Revenues increased in 1995 when compared to 1994 mainly due to an increase in short-term investment income, mortgage interest income, and other income partially offset by a decrease in operating income. The increase in short-term investment income for the year ended December 31, 1995 is a result of the increase in working capital reserves (before the Medford loan funding) resulting from the proceeds received from the 149th Street and Fordham loan payoffs, as well as higher interest rates earned on short-term investments. Mortgage interest income increased in 1995 compared with the prior year due to increased interest as a result of the funding of the Medford loan in July of 1995 and the Seattle interest increase in August of 1995, partially offset by the decrease in interest payments (before the Medford funding) as a result of the loan payoff of 149th Street in February 1994 and the Fordham Road loan in October 1994. Other income increased primarily due to the receipt of late charge income from the Bank of California, Seattle loan related to the two missed interest payments in 1993. The decrease in operating income for 1995 versus 1994 is a result of the reduced occupancy at the Groton Shopping Center. Aside from the previously discussed, the loans that existed during both 1994 and 1995 had comparable interest income.

Inflation

Inflation has not had a material effect on Registrant's operations and financial position during the last three years and is not expected to have a material effect in the future. However, prolonged periods of low or no inflation could result in low levels of interest rates which could result in certain of Registrant's loans being prepaid prior to maturity and Registrant receiving decreased revenues on any reinvestment of such funds.

Legal Proceedings

On or about May 11, 1993, three public real estate partnerships (the "HEP Partnerships") including High Equity Partners, L.P. Series 86, in which the
Administrative General Partner is also a General Partner, were advised of the existence of an action (the "HEP Action") filed in the Superior Court for the State of California for the County of Los Angeles, by Mark Erwin, Trustee, Mark Erwin Sales, Inc. Defined Benefit Plan; Nancy Cooper, Trustee of Nancy Cooper Individual Retirement Account; and Leonard Drescher, Trustee of Drescher Family Trust Account individually and purportedly on behalf of a class consisting of all of the purchasers of limited partnership interests in the HEP Partnerships (the "Plaintiffs"). The HEP Action names as defendants the Administrative General Partner and several individuals who are general partners of the former Associate General Partner, among others.

On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint against the General Partners of the HEP Partnerships alleging, among other things, breach of fiduciary duties, breach of contract, and negligence.

On or about January 31, 1996, the parties to the HEP Action agreed upon a revised settlement, which would be significantly more favorable to the Plaintiffs than the previously proposed settlement. The revised settlement proposal, like the previous proposal, involves the reorganization of the HEP Partnerships. Upon the effectuation of the revised settlement, the HEP Action would be dismissed with prejudice.

On July 18, 1996, the Court preliminarily approved the revised settlement. In August 1996, the Court approved the form and method of notice regarding the revised settlement which was sent to the HEP limited partners.

Only approximately 2.5% of the limited partners of the HEP Partnerships elected to "opt out" of the revised settlement. Despite this, following the submission of additional briefs, the Court entered an order on January 14, 1997 rejecting the revised settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the Plaintiffs filed a motion seeking to have the Court reconsider its order. However, the defendants withdrew the revised settlement and at a hearing on February 24, 1997, the Court denied the Plaintiffs' motion. Also at the February 24, 1997 hearing, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the revised settlement, granted the request of one of the Plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

In the event that there is no settlement of the remaining claims, the Administrative General Partner intends to vigorously contest such claims and have, along with the other defendants, previously filed a motion to dismiss the HEP Action, which is currently pending before the Superior Court. It is impossible at this time to predict what the defense of this lawsuit will cost the Administrative General Partner and whether such costs could adversely effect the Administrative General Partners' ability to perform its obligations to Registrant.

Item 8.          Financial Statements and Supplementary Data


                        RESOURCES PENSION SHARES 5, L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                      INDEX



     Independent Auditor's Report

     Independent Auditors' Report

     Financial statements - Years ended
       December 31, 1996, 1995 and 1994

            Balance sheets

            Statements of income

            Statement of partners' equity

            Statements of cash flows

            Notes to financial statements

     Schedule:

       II  - Valuation and Qualifying Accounts

       III - Real Estate and Accumulated Depreciation

All other schedules have been omitted because they are inapplicable or the information is included in the financial statements or notes thereto.

To the Partners
Resources Pension Shares 5, L.P.
Greenwich, Connecticut


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Resources Pension Shares 5, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Pension Shares 5, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





Hays & Company



February 24, 1997, except for Note 9 which
    is dated February 28, 1997
New York, New York

INDEPENDENT AUDITORS' REPORT


To the Partners of
Resources Pension Shares 5, L.P.

We have audited the accompanying statements of operations, partners' equity and cash flows of Resources Pension Shares 5, L.P. (a Delaware limited partnership) for the year ended December 31, 1994. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2 as it relates to the year ended December 31, 1994. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Resources Pension Shares 5 for the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





March 16, 1995

/s/Deloitte & Touche
--------------------
Deloitte & Touche

                                RESOURCES PENSION SHARES 5, L.P.

                                         BALANCE SHEETS

                                                                            December 31,
                                                                 -----------------------------
                                                                      1996             1995
                                                                 ------------     ------------
ASSETS

     Investments in mortgage loans (net of allowance for loan
        losses of $1,547,830 at December 31, 1996) ..........    $ 30,255,687     $ 32,252,926
     Cash and cash equivalents ..............................      10,375,892        9,192,906
     Real estate - net ......................................       7,777,158        7,881,094
     Interest receivable - mortgage loans ...................         306,101          306,101
     Interest receivable - other ............................          46,886             --
     Other assets ...........................................         154,030           98,043
                                                                 ------------     ------------
                                                                 $ 48,915,754     $ 49,731,070
                                                                 ============     ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses ..................    $    668,794     $    451,810
     Other liabilities ......................................         443,050          443,050
     Distributions payable ..................................         632,316          402,383
     Due to affiliates ......................................         224,716          201,948
                                                                 ------------     ------------

        Total liabilities ...................................       1,968,876        1,499,191
                                                                 ============     ============

Commitments and contingencies (Notes 3, 4, 5 and 7)

Partners' equity
     Limited partners' equity (5,690,843 units issued
        and outstanding) ....................................      47,018,809       48,290,961
     General partners' deficit ..............................         (71,931)         (59,082)
                                                                 ------------     ------------

        Total partners' equity ..............................      46,946,878       48,231,879
                                                                 ------------     ------------

                                                                 $ 48,915,754     $ 49,731,070
                                                                 ============     ============

                              See notes to financial statements.

                                RESOURCES PENSION SHARES 5, L.P.

                                      STATEMENTS OF INCOME

                                                            Year ended December 31,
                                                     --------------------------------------
                                                        1996          1995          1994
                                                     ----------    ----------    ----------
Revenues
     Mortgage loans interest income .............    $3,050,689    $2,485,841    $2,390,060
     Operating income - real estate .............       979,454       756,471       902,021
     Short term investment interest .............       459,974       779,837       504,620
     Other income ...............................       251,964       104,427        26,904
     Additional contingent interest .............         6,000         3,366           782
                                                     ----------    ----------    ----------
                                                      4,748,081     4,129,942     3,824,387
                                                     ----------    ----------    ----------

Costs and expenses
     Provision for loan losses and write-down for
         impairment .............................     1,547,830     1,860,000          --
     Management fees ............................       775,060       736,256       743,736
     Operating expenses - real estate ...........       553,598       575,442       583,667
     General and administrative expenses ........       286,180       402,836       338,831
     Depreciation and administration expense ....       209,047       189,292       184,758
     Mortgage servicing fees ....................        76,184        64,149        67,725
     Property management fees ...................        55,920        48,241        41,502
                                                     ----------    ----------    ----------

                                                      3,503,819     3,876,216     1,960,219
                                                     ----------    ----------    ----------


Net income ......................................    $1,244,262    $  253,726    $1,864,168
                                                     ==========    ==========    ==========


Net income attributable to
     Limited partners ...........................    $1,231,819    $  251,189    $1,845,526
     General partners ...........................        12,443         2,537        18,642
                                                     ----------    ----------    ----------

                                                     $1,244,262    $  253,726    $1,864,168
                                                     ==========    ==========    ==========


Net income per unit of limited partnership
     interest (5,690,843 units outstanding) .....    $     0.22    $     0.04    $     0.32
                                                     ==========    ==========    ==========

                              See notes to financial statements.

                              RESOURCES PENSION SHARES 5, L.P.

                               STATEMENT OF PARTNERS' EQUITY

                        YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                General          Limited           Total
                                                Partners'        Partners'        Partners'
                                                Deficit          Equity           Equity

Balance, January 1, 1994 ...............    $    (50,370)    $ 49,153,485     $ 49,103,115

Net income - 1994 ......................          18,642        1,845,526        1,864,168

Distributions to partners
     ($.28 per limited partnership unit)         (16,095)      (1,593,436)      (1,609,531)
                                            ------------     ------------     ------------
Balance, December 31, 1994 .............         (47,823)      49,405,575       49,357,752

Net income - 1995 ......................           2,537          251,189          253,726

Distributions to partners
     ($.24 per limited partnership unit)         (13,796)      (1,365,803)      (1,379,599)
                                            ------------     ------------     ------------

Balance, December 31, 1995 .............         (59,082)      48,290,961       48,231,879

Net income - 1996 ......................          12,443        1,231,819        1,244,262

Distributions to partners
     ($.44 per limited partnership unit)         (25,292)      (2,503,971)      (2,529,263)
                                            ------------     ------------     ------------

Balance, December 31, 1996 .............    $    (71,931)    $ 47,018,809     $ 46,946,878
                                            ============     ============     ============



                            See notes to financial statements.

                                       RESOURCES PENSION SHARES 5, L.P.

                                           STATEMENTS OF CASH FLOWS

                                                                            Year ended December 31,
                                                               ----------------------------------------------
                                                                    1996             1995             1994
                                                               ------------     ------------     ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ...........................................    $  1,244,262     $    253,726     $  1,864,168
     Adjustments to reconcile net income to net
         cash provided by operating activities
              Provision for loan losses ...................       1,547,830             --               --
              Write-down for impairment ...................            --          1,860,000             --
              Depreciation and amortization expense .......         209,077          189,292          184,758
              Amortization of acquisition fees ............         127,705           92,084           62,293
              Deferred interest receivable ................         (75,463)        (141,637)        (142,031)
              Stepped lease rentals .......................         (18,510)            --               --
     Changes in assets and liabilities
         Interest receivable ..............................         (46,886)         109,611           65,507
         Other assets .....................................         (52,130)         (14,029)          34,020
         Accounts payable and accrued expenses ............         216,984           48,314          (23,869)
         Due to affiliates ................................          22,768          201,948             --
                                                               ------------     ------------     ------------
                  Net cash provided by operating activities       3,175,637        2,599,309        2,044,846
                                                               ------------     ------------     ------------

Cash flows from investing activities
     Investments in mortgage loans ........................            --         (8,746,181)            --
     Mortgage loan repayments received ....................         397,167          130,706          174,295
     Additions to real estate .............................         (90,488)        (275,467)        (131,831)
     Proceeds received from loan repayments ...............            --               --          9,916,957
                                                               ------------     ------------     ------------

                  Net cash provided by (used in)
                    investing activities ..................         306,679       (8,890,942)       9,959,421
                                                               ------------     ------------     ------------

Cash flows from financing activities
     Distributions to partners ............................      (2,299,330)      (1,379,599)      (1,724,497)
                                                               ------------     ------------     ------------

Net increase (decrease) in cash and
     cash equivalents .....................................       1,182,986       (7,671,232)      10,279,770

Cash and cash equivalents, beginning of year ..............       9,192,906       16,864,138        6,584,368
                                                               ------------     ------------     ------------

Cash and cash equivalents, end of year ....................    $ 10,375,892     $  9,192,906     $ 16,864,138
                                                               ============     ============     ============

                                      See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1           ORGANIZATION

           Resources Pension Shares 5, L.P., a Delaware limited partnership (the "Partnership"), was formed under the Delaware Revised Uniform Limited Partnership Act on February 11, 1986 for the purpose of investing primarily in participating mortgage loans and, to a lesser extent, land sale-leaseback transactions on improved, income-producing real estate. The Partnership will terminate on December 31, 2010, or sooner, in accordance with the terms of the Amended and Restated Agreement of Limited Partnership (the "Limited Partnership Agreement").

           The Partnership registered 16,000,000 units of limited partnership interests at $10 per unit with the Securities and Exchange Commission, 6,000,000 of which were for the Partnership's Reinvestment Plan. On February 12, 1988, the Partnership terminated its offering of limited partnership units, having raised $56,907,425 from approximately 5,800 investors (including $699,565 from limited partnership units issued pursuant to the Reinvestment Plan). After the payment of a nonaccountable expense reimbursement to the Administrative General Partner, the Partnership had approximately $54,238,000, including evaluation and acquisition fees paid or payable to the Administrative General Partner, available for investment and reserves.

           Limited partners' units were issued at a stated value of $10 per unit. A total of 5,690,843 units of limited partnership were issued, including 100 units to the initial limited partner, for an aggregate capital contribution of $56,908,426. The general partners contributed $1,000 to the Partnership.

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Investments in mortgage loans

           The Partnership accounts for its investments in mortgage loans under the following methods:

           Investment method

           Mortgage loans representing transactions in which the Partnership is considered to have substantially the same risks and potential rewards as the borrower are accounted for as investments in real estate rather than as loans. Although the transactions are structured as loans, due to the terms of the deferred interest portion of the mortgage loan, it is not readily determinable at inception that the borrower will continue to maintain a minimum investment in the property. Under this method of accounting, the Partnership recognizes as revenue the lesser of the amount of interest as contractually provided for in the mortgage loan, or the pro rata share of the actual cash flow from operations of the underlying property inclusive of depreciation and interest expense on any senior indebtedness.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           Interest method

           Under this method of accounting, the Partnership recognizes revenue as interest income over the term of the mortgage loan so as to produce a constant periodic rate of return. Interest income is not recognized as revenue during periods where there are concerns about the ultimate realization of the interest or the loan principal.

            Allowance for loan losses

           A provision for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each year end. Accordingly, the Partnership may provide additional losses in subsequent years and such provisions could be material.

           Write-down for impairment

           The Partnership records write-downs for impairment based upon a quarterly review of the real estate in its portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each year end. Accordingly, the Partnership may record additional write-downs in subsequent years and such write-downs could be material.

            Depreciation

           Depreciation on properties acquired by the Partnership as a result of a loan default is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The initial cost of property represents the lower of the loan principal or the fair market value of the property at the time of acquisition. Repairs and maintenance are charged to operations as incurred.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            Financial statements

           The financial  statements include only those assets,  liabilities and
           results  of   operations   which   relate  to  the  business  of  the
           Partnership.

           Cash and cash equivalents

           For the purpose of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less to be cash equivalents.

           Principally all of the Partnership's cash and cash equivalents are held at one financial institution.

           Fair value of financial instruments

           The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents and investments in mortgage loans. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

           Net income and distributions per unit of limited partnership interest

           Net income and distributions per unit of limited partnership interest are computed based upon the number of units outstanding (5,690,843) for the years ended December 31, 1996, 1995 and 1994.

            Income taxes

           No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

           The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership income or losses, which changes could affect the income tax liability of the individual partners.

           Reclassifications

           Certain reclassifications have been made to the financial statements shown for the prior years in order to conform to the current year's classifications.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3           CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

           The Investment General Partner of the Partnership, Resources Pension Advisory Corp., and the Administrative General Partner, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). Resources Pension Advisory and Resources Capital Corp. were, until November 3, 1994, wholly-owned subsidiaries of Integrated Resources Inc., ("Integrated"). On November 3, 1994, Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code at which time, pursuant to such plan of reorganization, the newly formed Presidio purchased substantially all of the assets of Integrated.

           As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware corporation, which replaced Richard H. Ader, formerly an executive officer of
           Integrated. Presidio AGP is a wholly-owned subsidiary of Presidio. The Administrative General Partner is also a general partner in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership.

           Wexford Management Corp. has been engaged to perform administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. Wexford Management Corp. was also engaged to perform similar services for other similar entities that may be in competition with the Partnership. Effective January 1, 1996, Wexford Management Corp., formerly Concurrency Management Corp., assigned its agreement to provide administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford"). During 1996, amounts paid to Wexford for administrative services rendered amounted to $42,545.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3           CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
            (continued)

           Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio will control the Partnership through its indirect ownership of all of the shares of the Administrative, Investment and, as of February 28, 1995, the Associate General Partners. Presidio was managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio Management is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of the Administrative, Investment and Associate General Partners. In March 1996, Presidio Management assigned its agreement for the day-to-day management of Presidio to Wexford.

           Presidio is a liquidating company. Although it has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

           Presidio has elected new directors for the Administrative, Investment and Associate General Partners. However, certain of Integrated's former employees who performed services with respect to the Partnership are employed by Wexford.

           For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to
           1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the years ended December 31, 1996, 1995 and 1994, the Administrative General Partner earned $775,060, $736,256 and $743,736, respectively, for its management services. Amounts due to the Administrative General
           Partner at December 31, 1996 and 1995, for management services of $205,670 and $182,774, respectively, is included in due to affiliates.

           For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the years ended December 31, 1996, 1995 and 1994, the Investment General Partner earned $76,184, $64,149 and $67,725, respectively, for mortgage servicing fees. Amounts due to the Investment General Partner at December 31, 1996 and 1995, for mortgage servicing fees of $19,046 and $19,174, respectively, is included in due to affiliates.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3           CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
           (continued)

           On December 9, 1993, the Partnership entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton property when leasing services are performed or 3% of gross revenue when no leasing services are performed. During 1994, RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC. There was no supervisory management fee earned by RSMC for the years ended December 31, 1996, 1995 and 1994. Management fees earned by the unaffiliated local management company amounted to $55,920, $48,241 and $41,502 for the years ended December 31, 1996, 1995 and 1994, respectively.

           The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner.

           During 1996 affiliates of Presidio purchased 536,959 units of the Partnership. These purchases represent approximately 9.4% of the outstanding limited partnership units of the Partnership,and entitle the purchaser to approximately $59,000 in distributions for the year ended December 31, 1996.

4           INVESTMENTS IN MORTGAGE LOANS

           As of December 31, 1996, the Partnership has funded an aggregate of $30,762,500 in seven outstanding mortgage loans, consisting of six first mortgage loans and one wraparound mortgage loan. On July 25, 1995 the Partnership purchased the Medford loan in the principal amount of $8,612,500. On February 2, 1994, the 415 East 149th Street loan was repaid in its entirety and the Partnership received $4,781,922 consisting of principal and accrued interest through that date. On October 11, 1994, the 134-140 East Fordham Road loan was repaid in its entirety and the Partnership received $5,238,595 consisting of principal and accrued interest through that date.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4           INVESTMENTS IN MORTGAGE LOANS (continued)

            Bank of California, Seattle Loan (continued)

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4           INVESTMENTS IN MORTGAGE LOANS (continued)

            Bank of California, Seattle Loan (continued)

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

           Thereafter, BOT sought confirmation of various amended plans to which the Partnership successfully objected. Such plans included provisions that were adverse to the Partnership's interests. The Partnership's objections, and the Bankruptcy Court's rulings thereon, prompted BOT to make various amendments and revisions to its proposed plan of reorganization and withdraw various provisions that were objectionable to the Partnership. After extended confirmation hearings on BOT's proposed plans, the Bankruptcy Court approved the revised Fifth Amended Plan in September 1995. As part of the approved plan, in September 1995, approximately $335,000 was paid to the Partnership. This amount consisted of approximately $266,000 of interest payments due the Partnership which resulted from two missed interest payments in 1993, and late charges and interest related to these payments of approximately $69,000, which is included in other income in the statement of income for the year ended December 31, 1995.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4           INVESTMENTS IN MORTGAGE LOANS (continued)

            Bank of California, Seattle Loan (continued)

           The approved plan calls for, among other things, a Bankruptcy Court appointed liquidating agent to manage the Building securing the Wrap Loan and to pay the installments due the Partnership. The liquidating agent is also required to sell the Building by June 1998 in a sale that must be approved by the Bankruptcy Court and to which the Partnership may object, or at a court approved auction in which the Partnership could bid. If the property is sold in a non-auction sale, the purchaser can buy the Building by satisfying the Wrap Loan, or purchase the Building subject to the Wrap Loan. If the Building is purchased subject to the Wrap Loan, the purchaser will have the right to extend the Wrap Loan for three years from the present maturity date at a rate of 300 basis points over the yield on three year United States Treasury Notes at that time, paying interest only from May 1998 until the new maturity date. Such a purchaser would also have to pay an extension fee of 60 basis points if it elects the three year extension option. In connection with the plan of reorganization, in September 1996, the Partnership was reimbursed $216,000 for legal expenses related to the bankruptcy which amount is included in the accompanying statement of income as other income.

           Avon Market Center Loan

           On March 19, 1993, the Partnership funded a first mortgage loan in the principal amount of $3,750,000 at an annual interest rate of 8.35%, payable in monthly installments of principal and interest (based on a 35-year amortization schedule). The loan is for a period of ten years, may not be prepaid during its first two years and may be prepaid thereafter without penalty. The loan does not provide for any accrued or contingent interest. The Partnership received a non-refundable origination fee in the amount of $35,500 along with a non-refundable application fee of $2,000. The loan is secured by a shopping center located in Eagle County, Colorado which consists of approximately 70,211 square feet of net rentable area and parking for approximately 352 automobiles. The shopping center's major tenant is a Wal-Mart Discount Store which occupies 53,318 square feet of retail space. There is also a separate retail center which consists of 16,893 square feet of retail space. The shopping center is located in the commercial area of the town of Avon which is located close to Beaver Creek, a well-known ski resort. This development serves as a convenience-center for the neighboring communities as well as the near-by resorts, including Vail.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4           INVESTMENTS IN MORTGAGE LOANS (continued)

           Lionmark Corporate Center Loan

           On June 15, 1993, the Partnership funded a first mortgage loan in the principal amount of $4,000,000 at an annual interest rate of 8.5%, payable in monthly installments of principal and interest (based on a 35-year amortization schedule). The loan is for a 10 year period and may not be prepaid during the first two years and may be prepaid thereafter without penalty. The loan is with recourse to principals of the borrower if at any time the borrower files a petition under the Bankruptcy Code. The loan is secured by a one story campus type office/flexible use building which is part of a larger office park. The building is located in Columbus, Ohio and consists of approximately 79,000 square feet of net rentable area and parking for approximately 357 automobiles. The office building's major tenants include Star Bank Services, GDE Systems, Inc. and TransAmerica. In connection with issuing the commitment, the Partnership received application and commitment fees aggregating $40,000.

           Medford Village Loan

           On July 25, 1995, the Partnership purchased a first mortgage loan in the principal amount of $8,612,500 for approximately $8,700,000 in cash. In addition, the Partnership incurred $45,469 of consulting fees with respect to this loan. The loan has a floating interest rate, capped at 10%, based on the Eurodollar rate for each quarterly interest period plus 280 basis points. It is payable in quarterly installments of principal and interest, maturing on April 22, 1998, with a balloon payment of $7,737,500, plus any accrued interest due. The borrower has the right to two, one year extensions for a fee of $23,500 each year, provided the loan to value ratio at the time does not exceed 60%. The loan is collateralized by a guarantee from the borrower's principals, should the borrower default, and is secured by a 121,660 square foot shopping center known as the Medford Village Outlet Center located in Medford, Minnesota.

           Santa Ana Square Loan

           On March 15, 1988, the Partnership funded a first mortgage loan in the principal amount of $2,600,000 at an annual interest rate of 10.91%. Payments are due based upon a payment schedule which requires monthly payments ranging from $6,250 and increasing to $23,750. Interest, which is in excess of amounts received, is deferred and added to the principal balance for purposes of computing interest.

           For the quarter ended September 30, 1996, Partnership recorded a provision for loan losses in the amount of $1,547,830 and ceased accruing interest on the Santa Ana loan. As a result of an economic decline in the surrounding area, the tenancy at the Santa Ana Shopping Center has been slowly shifting from regional, credit tenants to local, non-credit tenants. Consequently, although the cash

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4           INVESTMENTS IN MORTGAGE LOANS (continued)

           Santa Ana Square Loan (continued)

           flow from the operation of the center has not declined, its value has been eroded due to the shift in tenancy. Management performed cash flow projections and analyzed data regarding sales of comparable centers in order to estimate the fair value of the center for the purpose of valuing the loan. Based upon analysis of the projected cash flow from the center using a 13% capitalization rate and market comparables indicating a value of approximately $78 per square foot, the fair value of the center was estimated to be approximately $2,500,000. The net carrying value of the loan at September 30, 1996, was $4,047,830, necessitating a provision of $1,547,830. This loan matures in March 1997. The Partnership is currently negotiating a payoff amount that more accurately reflects current market values. The amount has not yet been determined.

           Xerox Loan

           In March, 1997, the Xerox loan matures. The Partnership is currently negotiating a payoff amount that more accurately reflects current market values. The amount has not yet been determined.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4           INVESTMENTS IN MORTGAGE LOANS (continued)

           Information with respect to the Partnership's mortgage loans is summarized below:


                                                                                     Interest
                                                                                    Recognized   Contractual
                                                                        Mortgage    Year Ended     Balance     Carrying value at
                                                           Maturity     Amount     December 31,  December 31,      December 31,
Description                 Current %     Deferred %         Date      Advanced        1996       1996 (4)    1996 (3)   1995 (3)
-----------                 ---------     ----------         ----      --------        ----       --------    --------   --------
Shopping Centers
Santa Ana Square
  Santa Ana, CA (5)(9)(10)       10.91       1.29-0        March 1997 $ 2,600,000  $  344,388  $ 4,119,466   $ 2,495,981 $ 3,984,645

Lucky Supermarket
  Buena Park, CA (6) .....  8.41-10.00(1)   1.82-0(1)      May 2005     2,200,000     221,539    2,460,780     2,244,550   2,250,159

Avon Market Ctr ..........
  Avon, CO (5)(8) ........        8.35         --          April 2003   3,750,000     307,674    3,673,112     3,673,112   3,696,458

Medford Village Outlet
  Center
  Medford, MN (5)(8)              8.55         --          April 1998   8,612,500     654,607    8,175,000     8,239,815   8,638,426



Office Buildings
Bank of California
  Seattle, WA (2)(6)(7) ..  9.36-10.24       3.0-0         May 1998     8,500,000   1,145,297   16,657,000     8,573,639   8,623,102

Xerox
  Arlington, TX (6)(10) ..        4.55(1)  10.38-11.47(1)  March 1997   1,100,000      42,513    1,946,060     1,101,872   1,109,596

Lionmark Corp. Ctr .......
  Columbus, OH( 5) .......        8.50        --           June 2003    4,000,000     334,671    3,926,718     3,926,718   3,950,540
                                                                      -----------  ----------  -----------   ----------- -----------
                                                                      $30,762,500  $3,050,689  $40,958,136   $39,255,687 $32,252,926
                                                                      ===========  ==========  ===========   =========== ===========

--------------

1. In addition to the fixed interest, the Partnership is entitled to contingent interest in an amount equal to a percentage of the rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and/or a percentage of the excess of the value of the property above a base amount, payable at maturity. Approximately
     $6,000, $3,400 and $800 of contingent interest was earned during 1996, 1995 and 1994, respectively.

2. All of the above mortgage loans are first mortgage loans except for the Bank of California which is a wraparound mortgage loan, subordinate to prior liens held by others with no recourse.

3.   The  carrying   values  of  the  above  mortgage  loans  are  inclusive  of acquisition  fees,  accrued  interest  recognized  and  allowance  for loan losses.

4. The contractual balance represents the original mortgage amount advanced plus accrued interest calculated in accordance with the loan agreements, less principal amortization received.

5.   These loans are accounted for under the interest method.

6.   These loans are accounted for under the investment method.

7.   This loan is currently in default, as previously discussed.

8. This loan was made in July 1995 and has a floating interest rate, capped at 10%, based on the Eurodollar rate for each quarterly interest period plus
     280 basis points. Such loan was made with the proceeds of two loans which were repaid during 1994.

9. During 1996, the Partnership recorded a provision for loan losses of $1,547,830 on this loan and ceased accruing interest as of September 30, 1996.

10. These loans mature in March 1997. The Partnership is currently negotiating payoff amounts that more accurately reflect current market values. The amounts have not yet been determined.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4           INVESTMENTS IN MORTGAGE LOANS (continued)

           A summary of mortgage activity is as follows:

                                     Investment       Interest
                                      Method           Method            Total
                                  ------------     ------------     ------------

Balance, January 1, 1994 .....    $ 12,089,145     $ 21,510,267     $ 33,599,412

Interest recognized ..........         892,741        1,497,319        2,390,060
Loan payoffs/foreclosures ....            --         (9,916,957)      (9,916,957)
Amortization of loan principal            --           (174,295)        (174,295)
Cash received inclusive of
  current interest accruals ..        (942,202)      (1,368,120)      (2,310,322)
                                  ------------     ------------     ------------

Balance, December 31, 1994 ...      12,039,684       11,548,214       23,587,898

Interest recognized ..........       1,139,501        1,346,340        2,485,841
Amortization of loan principal            --           (130,706)        (130,706)
Investment in mortgage loan ..            --          8,746,181        8,746,181
Cash received inclusive of
  current interest accruals ..      (1,196,328)      (1,239,960)      (2,436,288)
                                  ------------     ------------     ------------

Balance, December 31, 1995 ...      11,982,857       20,270,069       32,252,926

Interest recognized ..........       1,409,349        1,641,340        3,050,689
Amortization of loan principal            --           (397,167)        (397,167)
Provision for loan losses ....            --         (1,547,830)      (1,547,830)
Cash received inclusive of
  current interest accruals ..      (1,472,368)      (1,630,563)      (3,102,931)
                                  ------------     ------------     ------------

Balance, December 31, 1996 ...    $ 11,919,838     $ 18,355,849     $ 30,255,687
                                  ============     ============     ============

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4           INVESTMENTS IN MORTGAGE LOANS (continued)

           Unaudited  financial  information for mortgage loans which exceed 10%
           of  the  Partnership's  original  contributions,   is  summarized  as
           follows:

           MG Medford Limited Partnership

                                                               December 31,
                                                                   1996
                                                              ------------
           Total assets                                       $   *
           Total liabilities                                  $   *
           Revenues                                           $   908,000
           Net Income                                         $   546,000

           * Certain unaudited information with respect to the Medford Village loan is not yet available to the Partnership.

            Gum Loong, L.P.

           Due to the bankruptcy filing of Gum Loong, L.P., unaudited financial information for 1996 and 1995 is not presently available for The Bank of California property, an office building located in Seattle, Washington.

5           REAL ESTATE

           A summary of the Partnership's real estate is as follows:

                                                         December 31,
                                                    1996                1995
                                                -----------         -----------
Land ...................................        $ 1,902,000         $ 1,902,000
Buildings and improvements .............          6,520,190           6,429,702
                                                -----------         -----------
                                                  8,422,190           8,331,702
Less accumulated depreciation ..........           (645,032)           (450,608)
                                                -----------         -----------

                                                $ 7,777,158         $ 7,881,094
                                                ===========         ===========

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

5           REAL ESTATE (continued)

           Landover, Md.

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

           The Partnership paid real estate taxes for the years ended December 31, 1996, 1995 and 1994 in the amount of $48,926, $49,189 and
           $49,397, respectively. Such amounts are included in operating expenses in the statements of income.

           On January 27, 1992, the Partnership received $450,000 from the former property owner in exchange for a release of a personal guarantee in which the former property owner was obligated to reimburse the Partnership for asbestos removal up to a maximum of $500,000. The receipt of these funds was recorded as a liability on the Partnership's balance sheet. During June 1992, $6,950 was paid for remedial cleaning in connection with the asbestos removal and the unexpended asbestos reserve aggregated $443,050 at December 31, 1996 and 1995. The Partnership does not presently plan to commence removal of the asbestos until a purchaser or tenant for the property is identified.

           The owner of the Landover Mall ("Mall Owner"), where the property is located, has requested reimbursement from the Partnership for common area maintenance and utility usage charges, allegedly due under certain agreements made between the former owner of the property and Mall Owner, for periods subsequent to the date that the Partnership took title to the property. The Partnership believes it may be obligated only for the actual value of certain items. Discussions between the Partnership and Mall Owner are on-going as to the exact amount to be paid. However, the Partnership has provided a liability (included in accounts payable and accrued expenses in the accompanying balance sheet) in the amount of $500,829 and $356,829 at December 31, 1996 and 1995, respectively, for such charges.

           As of December 31, 1996, the Garfinkel's property is vacant.

           Groton, Ct.

           The Groton loan, in the original principal amount of $8,000,000, was collateralized by a shopping center in Groton, Connecticut. On September 20, 1991, Groton Associates, the borrower, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the United States Bankruptcy Code.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

5           REAL ESTATE (continued)

           Groton, Ct. (continued)

           Groton Associates defaulted on its interest payment due September 1, 1991. In June 1992, the Bankruptcy Court approved a Stipulation and Order authorizing Groton Associates to use rents collected to operate its business and remit the excess cash to the Partnership on a monthly basis, retroactive to June 1, 1992. The Partnership, using an internally generated appraisal prepared with current property data, established an allowance for loan loss of $750,000 on the Groton loan during 1991. In addition, during 1991, the Partnership had established reserves of approximately $528,000 for deferred interest due from Groton Associates and approximately $130,000 for acquisition fees incurred when this loan was funded. In March 1993, the Partnership received a third party appraisal which valued the property at $6,500,000. As a result, the Partnership provided an additional allowance for loan loss of $750,000 on the Groton loan during 1993.

           The Investment General Partner, on behalf of the Partnership, obtained an order from the Bankruptcy Court on July 27, 1993 permitting it to proceed with a foreclosure against the property and directing Groton Associates to turn over all cash collateral and provide an accounting for rents. In addition, beginning with the rents due on August 1, 1993, the Partnership began to collect rents directly. The Partnership commenced a foreclosure action in Connecticut and on December 9, 1993 foreclosed on the shopping center.

           At the foreclosure, the value of the shopping center was determined to be $6,500,000 based on the third party appraisal of the shopping center previously received by the Partnership. All reserves previously recorded on the loan were written off after the foreclosure and the remaining balance of $6,500,000 was transferred to real estate on the Partnership's balance sheet. There was a lien against the property for past due real estate taxes amounting to approximately $200,000 which were not paid by the borrower but which were provided for by the Partnership for the year ended December 31, 1993. In February 1994, the Partnership paid $212,837 representing payment in full of all property taxes and interest due for the period prior to the foreclosure.

           Occupancy at the shopping center has declined from approximately 82% at the time of foreclosure to approximately 77% at December 31, 1996. The anticipated lease-up of the vacant space has not occurred as of December 31, 1996 resulting in lower than anticipated net operating income. In addition, management is currently investigating the potential cost to correct certain environmental violations at the shopping center. Management determined, as a result of an internally prepared analysis during March 1995, that the carrying value could

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

5           REAL ESTATE (continued)

           Groton, Ct. (continued)

           not be realized and consequently, recorded a write-down for impairment on the shopping center of $1,860,000. This analysis determined the net realizable value of the Groton property to be approximately $5,500,000. The carrying value was approximately $7,360,000 at that time, thus requiring a $1,860,000 write-down for impairment.

6           DISTRIBUTIONS PAYABLE

           Distributions payable represent distributions of adjusted cash flows from operations as defined in the Limited Partnership Agreement. Distributions payable to limited partners of $625,993 and $398,359 for each of the quarters ended December 31, 1996 and 1995, respectively, were paid in the first quarters of 1997 and 1996, respectively. Distributions of $6,323 and $4,024 payable to the general partners for each of the quarters ended December 31, 1996 and 1995, respectively, were paid in the first quarters of December 31, 1997 and 1996, respectively.

7           COMMITMENTS AND CONTINGENCIES

           Status of Integrated

           On February 13, 1990, Integrated, the sole shareholder of the Administrative and Investment General Partners, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Integrated's bankruptcy has not directly affected the Partnership's operations.

           On August 8, 1994, the Bankruptcy Court confirmed a Plan of Reorganization (the "Steinhardt Plan") proposed by Steinhardt Management Company, Inc. and the Official Committee of Subordinated Bondholders and on November 3, 1994, the Steinhardt Plan was consummated. Presidio purchased substantially all of the assets of Integrated, including its interest in the Administrative and Investment General Partners and in RSMC. Presidio is a British Virgin Islands corporation owned 12% by IR Partners, a general partnership, and 88% by former creditors of Integrated.

           HEP Action

           On or about May 11, 1993, three public real estate partnerships (the "HEP Partnerships") including High Equity Partners, L.P. - Series 86, in which the Administrative General Partner is also a General Partner, were advised of the existence of an action (the "HEP Action") filed in the Superior Court for the State of California for the County of Los Angeles, by Mark Erwin, Trustee, Mark Erwin Sales, Inc. Defined Benefit Plan; Nancy Cooper, Trustee of Nancy Cooper

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

7           COMMITMENTS AND CONTINGENCIES (continued)

           HEP Action (continued)

           Individual Retirement Account; and Leonard Drescher, Trustee of Drescher Family Trust Account individually and purportedly on behalf of a class consisting of all of the purchasers of limited partnership interests in the HEP Partnerships (the "Plaintiffs"). The HEP Action names as defendants the Administrative General Partner and several individuals who are general partners of the former Associate General Partner, among others.

           On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint against the General Partners of the HEP Partnerships alleging, among other things, breach of fiduciary duties, breach of contract, and negligence.

           On or about January 31, 1996, the parties to the HEP Action agreed upon a revised settlement, which would be significantly more favorable to the Plaintiffs than the previously proposed settlement. The revised settlement proposal, like the previous proposal, involves the reorganization of the HEP Partnerships. Upon the effectuation of the revised settlement, the HEP Action would be dismissed with prejudice.

           On July 18, 1996, the Court preliminarily approved the revised settlement. In August 1996, the Court approved the form and method of notice regarding the revised settlement which was sent to the HEP limited partners.

           Only approximately 2.5% of the limited partners of the HEP Partnerships elected to "opt out" of the revised settlement. Despite this, following the submission of additional briefs, the Court entered an order on January 14, 1997 rejecting the revised settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the Plaintiffs filed a motion seeking to have the Court reconsider its order. However, the defendants withdrew the revised settlement and at a hearing on February 24, 1997, the Court denied the Plaintiffs' motion. Also at the February 24, 1997 hearing, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the revised settlement, granted the request of one of the Plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

           With respect to the above litigation, the Limited Partnership Agreement provides for the indemnification of the General Partners and their affiliates in certain circumstances. It is impossible to predict what financial exposure the Partnership will have as a result of this indemnification.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


8 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

           The Partnership files its tax returns on an accrual basis. Additionally, the Partnership recognizes interest income on all of its investments in mortgage loans for tax purposes using the interest method. For financial statement purposes mortgage loans accounted for under the investment method recognize income as described in Note 2.

           A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                                    Year ended December 31,
                                           -------------------------------------------
                                               1996            1995             1994
                                           -----------     -----------     -----------

Net income per financial statements ...    $ 1,244,262     $   253,726     $ 1,864,168

Difference in provision for loan losses
     and write-down for impairment ....      1,547,830       1,860,000            --

Difference in income recognized on
     mortgage investments .............        745,403         863,987       1,010,939

Difference in reserves ................        144,000            --              --

Tax depreciation in excess of
     financial statement depreciation .        (20,717)        (21,647)        (18,898)
                                           -----------     -----------     -----------

Net income per tax basis ..............    $ 3,660,778     $ 2,956,066     $ 2,856,209
                                           ===========     ===========     ===========

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

           The differences between the Partnership's net assets per financial statements to the tax basis of accounting are as follows:

                                                             December 31,
                                                  -----------------------------
                                                       1996              1995
                                                  ------------     ------------
Net assets per financial statements ..........    $ 46,946,878     $ 48,231,879

Deferred interest receivable .................       9,367,011        8,653,207

Acquisition fees .............................         (42,678)         (74,275)

Allowance for loan losses and impairments ....       3,407,830        1,860,000

Syndication costs ............................       2,669,697        2,669,697

Financial statement reserves in excess of
     tax amounts .............................         144,000             --

Cumulative tax depreciation in excess of
     financial statement depreciation ........         (75,545)         (54,828)
                                                  ------------     ------------

Net assets per tax basis .....................    $ 62,417,193     $ 61,285,680
                                                  ============     ============

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


9          SUBSEQUENT EVENT

           On February 28, 1997, the Partnership funded a Negotiable Promissory Note (the "Note") to DVL, Inc., ("DVL") in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly. In addition, the Partnership is entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which is to be applied as a reduction of principal. The Note matures on February 27, 2000 and may be pre-paid during the first two years without penalty. The Note is secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL which in the aggregate amounted to $4,325,000 as of February 28, 1997.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                                                     Schedule II


                                 RESOURCES PENSION SHARES 5, L.P.

                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                       Additions
                                                ----------------------
                                 Balance at      Charged to   Charged                   Balance at
                                Beginning of     Costs and    to Other                   End of
    Description                   Period         Expenses     Accounts    Deductions     Period
    -----------                   ------         --------     --------    ----------     ------

YEAR ENDED DECEMBER 31, 1996

Write-down for impairment:

Groton Shopping Center
   Groton, Connecticut ...    $ 1,860,000(A)    $     --        $  --       $   --     $ 1,860,000
                              ===========       ==========      =====       ======     ===========


Allowance for loan losses:

Santa Ana Loan
   Santa Ana, California .    $       -- (B)    $1,547,830      $  --       $   --     $ 1,547,830
                              ===========       ==========      =====       ======     ===========



(A) Represents a write-down for impairment on the Groton Shopping Center provided during 1995.

(B) Represents a provision for loan losses on the Santa Ana Loan provided during 1996.

                                                                     Costs Capitalized                  Gross Amount at
                                               Initial Cost to         Subsequent to                      Close of
                                                 Partnership            Acquisition                        Period
                                     -------------------------  -------------------------    -------------------------------------
                                                  Building                                                Building      Write-Down
                         Encum-                      and                         Carrying                   and            for
 Description            brances        Land      Improvements   Improvements      Costs         Land     Improvements   Impairment
 -----------            -------        ----      ------------   ------------      -----         ----     ------------   ----------
LANDOVER MALL           $    --      $ 640,000     $2,560,000     $   --        $  84,404    $  640,000   $2,644,404    $  --
LANDOVER, MARYLAND

GROTON SHOPPING CENTER       --       1,820,000     4,680,000      497,786            --      1,820,000    5,177,786     (1,860,000)
GROTON, CONNECTICUT
                        --------     ----------    ----------     --------      ---------    ----------   ----------    -----------
TOTAL                   $    --      $2,460,000    $7,240,000     $497,786      $  84,404    $2,460,000   $7,822,190    $(1,860,000)
                        ========     ==========    ==========     ========      =========    ==========   ==========    ===========


                        Gross Amount                                                     Life on Which
                          Close of                                                     Depreciation In
                           Period                                                        Latest Income
                        ------------      Accumulated        Date of         Date        Statement is
 Description               Total          Depreciation     Construction    Acquired        Computed
 -----------              -----          ------------     ------------    --------        --------
LANDOVER MALL
LANDOVER, MARYLAND        $3,284,404     $ 265,140         N/A            12/21/92       40 YEARS
                                                                                         Straight-line method

GROTON SHOPPING CENTER
GROTON, CONNECTICUT        5,137,786       379,892         N/A            12/9/93        40 YEARS
                                                                                         Straight-line method
                          ----------     ---------
TOTAL                     $8,422,190     $ 645,032
                          ==========     =========

(A)  RECONCILIATION OF REAL ESTATE OWNED

                                         Year ended December 31,
                                  ------------------------------------
                                     1996         1995         1994
                                  ----------   ----------   ----------
Balance at beginning of year      $8,331,702   $ 9,916,235   $9,784,404
Additions during year
  Improvements                        90,488       275,467      131,831
  Write-down for impairment             --      (1,860,000)       --
                                  ----------   -----------   ----------
Balance at end of year            $8,422,190   $ 8,331,702   $9,916,235
                                  ==========   ===========   ==========



(B)  RECONCILIATION OF ACCUMULATED DEPRECIATION


                                         Year ended December 31,
                                  ------------------------------------
                                     1996         1995         1994
                                  ----------   ----------   ----------
Balance at beginning of year      $450,608     $261,316     $ 76,558
Additions during year
   Depreciation(1)                 194,424      189,292      184,758
                                  --------     --------     --------
Balance at end of year            $645,032     $450,608     $261,316
                                  ========     ========     ========


Note: The aggregate cost for income tax purposes is $10,282,190 at December 31, 1996.

PART III


Item 10.   Directors and Executive Officers of Registrant

There are no officers or directors of Registrant. The Administrative General Partner is responsible for all administrative functions of Registrant and the Investment General Partner is responsible for Registrant's investments in mortgage loans and land sale-leasebacks. The Associate General Partner will not devote any material amount of its business time and attention to the affairs of Registrant.

Based on a review of Forms 3 and 4 and amendments thereto furnished to Registrant pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during its most recent fiscal year and Forms 5 and amendments thereto furnished to Registrant with respect to its most recent fiscal year and written representations received pursuant to Item 405(b)(2)(i) of Regulation S-K, none of the directors or officers of the General Partners, or beneficial owners of more than 10% of the Units failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal or prior fiscal years. However, no written representations were received from the partners of the former Associate General Partner.

As of March 15, 1997, the executive officers and directors of the Administrative General Partner were as follows:

                                                                                  Has Served As a
                                                                                  Director and/or
       Name              Age              Position                                  Officer Since
       ----              ---              --------                                  -------------
Joseph M. Jacobs          43       Director and President                          November 1994
--------------------------------------------------------------------------------------------------
Jay L. Maymudes           36       Director,  Vice President,                      November 1994
                                   Secretary and Treasurer
--------------------------------------------------------------------------------------------------
Frederick Simon           42       Vice President                                  February 1996
--------------------------------------------------------------------------------------------------
Arthur H. Amron           40       Vice President and Assistant Secretary          November 1994
--------------------------------------------------------------------------------------------------
Robert Holtz              29       Vice President                                  November 1994
--------------------------------------------------------------------------------------------------
Mark Plaumann             41       Vice President                                  March 1995
--------------------------------------------------------------------------- ----------------------

Joseph M. Jacobs has been a director and President of Presidio since its formation in August 1994 and a Director, Chief Executive Officer, President and Treasurer of Resurgence Properties Inc., a company engaged in diversified real estate activities ("Resurgence"), since its formation in March 1994. As of January 1, 1996, Mr. Jacobs was a member and the President of Wexford. From May 1994 to December 1995, Mr. Jacobs was the President of Wexford Management Corp. From 1982 through May 1994, Mr. Jacobs was employed by, and since 1988 was the President of, Bear Stearns Real Estate Group, Inc., a firm engaged in all aspects of real estate, where he was responsible for the management of all activities, including maintaining worldwide relationships with institutional and individual real estate investors, lenders, owners and developers.

Jay L. Maymudes has been the Chief Financial Officer, a Vice President and Treasurer of Presidio since its formation in August 1994 and the Chief Financial Officer and a Vice President of Resurgence since July 1994, Secretary of Resurgence since January 1995 and Assistant Secretary from July 1994 to January 1995. Since January 1, 1996, Mr. Maymudes has been the Chief Financial Officer and a Senior Vice President of Wexford and was the Chief Financial Officer and a Vice President of Wexford Management Corp. from July 1994 to December 1995. From December 1988 through June 1994, Mr. Maymudes was the Secretary and Treasurer, and since February 1990 was the Senior Vice President of Dusco, Inc., a real estate investment advisor, where he was responsible for all financial, tax, treasury and financing functions.

Frederick Simon was a Senior Vice President of Wexford Management Corp. from November 1995 to December 1995. Since January 1996, Mr. Simon has been a Senior Vice President of Wexford. He is also a Vice President of Resurgence. From January 1994 through November 1995, Mr. Simon was an independent real estate investor. From 1984 through 1993, Mr. Simon was Executive Vice President and a Partner of Greycoat Real Estate Corporation, the United States arm of Greycoat PLC, a London stock exchange real estate investment and development company.

Arthur H. Amron has been a Senior Vice President of certain subsidiaries of Presidio since November 1994. Since January 1996, Mr. Amron has been a Senior Vice President and the General Counsel of Wexford. Also, from November 1994 to December 1995, Mr. Amron was the General Counsel and, since March 1995, a Vice President of Wexford Management Corp. From 1992 through November 1994, Mr. Amron was an attorney with the law firm of Schulte, Roth and Zabel. Previously, Mr. Amron was an attorney with the law firm of Debevoise & Plimpton.

Robert Holtz has been a Senior Vice President and Secretary of Presidio since its formation in August 1994 and a Vice President and Assistant Secretary of Resurgence since its formation in March 1994. Since January 1, 1996, Mr. Holtz has been a Senior Vice President and member of Wexford and was a Vice President of Wexford Management Corp. from May 1994 to December 1995. From 1989 through May 1994, Mr. Holtz was employed by, and since 1993 was a Vice President of, Bear Stearns Real Estate Group, Inc., where he was responsible for analysis, acquisitions and management of the assets owned by Bear Stearns Real Estate and its clients.

Mr. Plaumann had been a Senior Vice President of Wexford since January 1996. From February 1995 through December 1995, Mr. Plaumann had been a Senior Vice President of Wexford Management Corp. Mr. Plaumann was employed by Alvarez and Marsel, Inc. as a Managing Director from February 1990 through January 1995, by American Healthcare Management Inc. from February 1985 to January 1990 and by Ernst & Young from January 1973 to February 1985.

As of March 15, 1997, the executive officers and directors of the Investment General Partner were as follows:

                                                                                   Has Served as a
                                                                                  Director and/or
    Name                    Age                      Position                     Officer Since
    ----                    ---                      --------                     -------------
Frank Goveia                50        Director                                    November 1995
--------------------------------------------------------------------------------------------------------
Frederick Simon             42        President                                   February 1996
-------------------------------------------------------------------------------------------------------
Robert Holtz                29        Director and Vice President                 November 1994
---------------------------------------------------------------------------------------------------------
Jay L. Maymudes             36        Vice President, Secretary and Treasurer     November 1994
-----------------------------------------------------------------------------------------------------------
Arthur H. Amron             40        Vice President and Assistant Secretary      November 1994
--------------------------------------------------------------------------------------------------------
Mark Plauman                41        Vice President                              March 1995
-------------------------------------------------------------------------------------------------------

Frank Goveia has served as an officer of the Investment General Partner since November 1985 and had previously been an officer of the Administrative General Partner. Frederick Simon has served as an officer of the Investment General partner since February 1996. All of the others are serving their second term in such positions and were newly elected following the consummation of the Steinhardt Plan under which the Administrative and Investment General Partners became indirectly wholly owned by Presidio.

Frank Goveia has been the Chief Operating Officer and a Senior Vice President of Wexford since January 1996. From July 1994 to December 1995, Mr. Goveia was a Vice President of Wexford Management Corp. Mr. Goveia was associated with Integrated from February 1983 to November 1994, and was a Senior Vice President since 1990, primarily involved in financial reporting and controls.

There are no family relationships between any executive officer and any other executive officer or director of either the Administrative or Investment General Partner.

Associate General Partner

In December 1994, Richard Ader notified Registrant of his withdrawal as the Associate General Partner of Registrant. The withdrawal became effective, after 60 days prior written notice to Limited Partners, on February 28, 1995. Upon the effective date of such withdrawal, Presidio AGP became the Associate General Partner. The officers and directors of the Associate General Partner are as follows:

                                                                                 Has Served as a
                                                                                 Director and/or
     Name                  Age             Position                              Officer Since
     ----                  ---             --------                              -------------
Robert Holtz                29        Director and President                      March 1995
------------------------------------------------------------------------------------------------
Mark Plauman                41        Director and Vice President                 March 1995
------------------------------------------------------------------------------------------------
Jay L. Maymudes             36        Vice President, Secretary and Treasurer     March 1995
------------------------------------------------------------------------------------------------
Arthur H. Amron             40        Vice President and Assistant Secretary      March 1995
------------------------------------------------------------------------------------------------

See the biographies of the above named officers and directors in the preceding section.

Many of the officers and directors of the Administrative, Investment and Associate General Partners are also officers and/or directors of the general partners of other public partnerships affiliated with Presidio or of various subsidiaries of Presidio.


Item 11.   Executive Compensation

Registrant is not required to and did not pay remuneration to the executive officers and directors of the Administrative General Partner, the Investment General Partner or the former Associate General Partner. Certain officers and directors of the Investment General Partner and the Administrative General Partner receive compensation from Presidio or its affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant; however, the Administrative and Investment General Partners believe that any compensation attributable to services performed for Registrant is not material. See Item 13, "Certain Relationships and Related Transactions."

Item 12.   Security Ownership of Certain Beneficial Owners and Management

As of March 1, 1997, only the following entity was known by Registrant to be the beneficial owner of more than 5% of Registrant's Units:

                               Name and Address of         Amount of Beneficial      Percentage of
  Title of Class               Beneficial Owner                 Ownership          Beneficial Ownership
  --------------               ----------------                 ---------          --------------------
Limited Partnership Units    Presidio Partnership II             506,649                8.9%
                                  Corp.
                             411 West Putnam Ave.
                             Greenwich, CT 06830


As of March 1, 1997, none of the General Partners or their officers and directors were known by Registrant to beneficially own Units or shares of Presidio, the parent of the General Partners.

As of March 1, 1997, there were 8,766,569 shares of outstanding Class A common stock of Presidio (the "Shares"). The following table sets forth certain information known to Registrant with respect to beneficial ownership of the Class A shares of Presidio as of March 1, 1997 by each person who beneficially owns 5% or more of the Class A shares, U.S. $.01 par value. The holders Class A shares are entitled to elect three out of the five members of the Presidio's Board of Directors with the remaining two Directors being elected by holders of the Class B shares, U.S. $.01 par value of Presidio.

                                         Beneficial Ownership             Percentage
Name of Beneficial Owner                  Number of  Shares              Outstanding
------------------------                  ---------  ------              -----------
Thomas F. Steyer/Fleur A. Fairman             4,553,560(1)                  51.8%

John M. Angelo/Michael L. Gordon              1,231,762(2)                  14.0%

Intermarket Corp.                             1,000,918(3)                  11.4%

M. H. Davidson & Co.                            474,205(4)                   5.4%
-----------------

(1)    As the  managing  partners of each of  Farallon  Capital  Partners,  L.P.
       ("FCP"), Farallon Capital Institutional Partners, L.P. ("FCIP"), Farallon
       Capital Institutional Partners II, L.P. ("FCIP II") and Tinicum Partners,
       L.P. ("Tinicum"),  (collectively, the "Farallon Partnerships"),  may each be deemed to own  beneficially for purposes of Rule 13d-3 of the Exchange
       Act  the   1,397,318,   1,610,730,   607,980  and  241,671  shares  held,
       respectively, by each of such Farallon Partnerships.

       Farallon Capital Management, LLC ("FCMLLC"), the investment advisor to certain discretionary accounts which collectively hold 695,861 shares and Enrique H. Boilini, David I. Cohen, Joseph F. Downes, Jason M. Fish,
       Andrew B. Fremder, William F. Mellin, Steven L. Millham, Meridee A. Moore and Thomas F. Steyer, as a managing member of FCMLLC (collectively, the "Managing Members") may be deemed to be the beneficial owner of all of the shares owned by such discretionary accounts. FCMLLC and each Managing
       Member disclaims any beneficial ownership of such shares.

       Farallon Partners,  LLC ("FPLLC") (the general partner of FCP, FCIP, FCIP
       II and Tinicum),  and each of Fleur A. Fairman,  Mr. Boilini,  Mr. Cohen,
       Mr. Downes, Mr. Fish, Mr. Fremder, Mr. Mellin, Mr. Millham, Ms. Moore and
       Mr. Steyer, each as managing member of FPLLC (collectively, the "Managing
       Members"), may be deemed to be the beneficial owner of all of the shares owned by FCP, FCIP, FCIP II and Tinicum. FPLLC and each managing Member disclaims any beneficial ownership of such shares.

(2)    John  M.  Angelo  and  Michael  L.  Gordon,   the  general  partners  and
       controlling persons of AG Partners, L.P., which is the general partner of
       Angelo,  Gordon & Co., L.P., may be deemed to have  beneficial  ownership under  Section 13(d) of the Exchange Act of the  securities  beneficially owned by Angelo, Gordon & Co., L.P. and its affiliates.  Angelo, Gordon &
       Co., L.P., a registered investment advisor,  serves as general partner of various  limited  partnerships  and as investment  advisor of third party accounts with power to vote and direct the  disposition of Class A Shares owned by such limited partnerships and third party accounts.

(3)    Intermarket   Corp.   serves  as  General  Partner  for  certain  limited
       partnerships  and as  investment  advisor  to  certain  corporations  and foundations. As a result of such relationships,  Intermarket Corp. may be deemed  to have the  power to vote and the  power to  dispose  of Class A shares held by such partnerships, corporations and foundations.

(4)    Marvin H. Davidson,  Thomas L. Kempner Jr.,  Stephen M. Dowicz,  Scott E.
       Davidson  and  Michael J.  Leffell,  the  general  partners,  members and
       stockholders  of  certain   entitities  that  are  general   partners  or
       investment advisors of Davidson Kempner Institutional Partners,  L.P., M.
       H. Davidson and Co., Davidson Kempner  Internatinal  Ltd.  (collectively, the "Investment  Funds"), may be deemed to be the beneficial owners under
       Section 13(d) of the Exchange Act of the securities beneficially owned by the Investment Funds and their affiliates.

       In  addition,   Mr.  Kempner  owns  800  shares  and  may  be  deemed  to
       beneficially  own  certain  securities  held by certain  foundations  and trusts. Mr. Kempner disclaims beneficial ownership of such shares.


All of Presidio's Class B Shares are owned by IR Partners. Such Class B Shares are convertible in certain circumstances into 1,200,000 Class A Shares; however, such shares are not convertible at present. IR Partners is a general partnership whose general partners are Steinhardt Management, certain of its affiliates and accounts managed by it and Roundhill Associates. Roundhill Associates, is a limited partnership whose general partner is Charles E. Davidson, the principal of Presidio Management, the Chairman of the Board of Presidio and a Member of Wexford. Joseph M. Jacobs, the Chief Executive Officer and President of Presidio and a Member and the President of Wexford, has a limited partner's interest in Roundhill Associates. Pursuant to Rule 13d-3 under the Exchange Act, each of Michael H. Steinhardt, the controlling person of Steinhardt Management and its affiliates and Charles E. Davidson may be deemed to be beneficial owners of such 1,200,000 shares.

Shares held by each Class A Director of Presidio were issued pursuant to a Memorandum of Understanding Regarding Compensation of Class A Directors of Presidio. (See "Executive Compensation - Compensation of Directors.")

The address of Thomas F. Steyer and the other individuals mentioned in footnote 1 to the table above (other than Fleur A. Fairman) is c/o Farallon Capital Partners, L.P., One Maritime Plaza, San Francisco, California 94111 and the address of Fleur A. Fairman is c/o Farallon Capital Management, Inc., 800 Third Avenue, 40th Floor, New York, New York 10022. The address of Angelo, Gordon & Co., L.P. and its affiliates is 245 Park Avenue, 26th Floor, New York, New York 10167. The address for Intermarket Corp. Is 667 Madison Avenue, New York, New York 10021. The address for M. H. Davidson & Co., is 885 Third Avenue, New York, New York 10022.

Item 13.   Certain Relationships and Related Transactions

During Registrant's fiscal year ended December 31, 1996, the General Partners and certain affiliated entities have earned or received compensation or payments for services from Registrant as follows:


  Name of Recipient                    Capacity in Which Served                 Compensation
  -----------------                    ------------------------                 ------------
Resources Capital Corp.                Administrative General Partner           $787,253(1)

Resources Pension Advisory Corp.       Investment General Partner                $76,309(2)

Presidio AGP Corp.                     Associate General Partner                    $125(3)

(1)    This amount includes the following:

       (a)a Partnership Management Fee of $775,060 for managing the affairs of Registrant.

       (b)$12,193 as the  Administrative  General Partner's share of the General
          Partners' 1% distribution of Adjusted Cash From Operations.

(2)    This amount includes the following:

       (a)a Mortgage Servicing Fee of $76,184 for servicing the mortgage loan portfolio of Registrant.

       (b)$125  as  the  Investment  General  Partner's  share  of  the  General
          Partners' 1% distribution of Adjusted Cash From Operations.

(3) This amount represents the Associate General Partner's share of the General Partner's 1% interest in Adjusted Cash from Operations.

(4)    Pursuant  to  Registrant's  Partnership  Agreement,  for the  year  ended
       December 31, 1996, the General Partners were allocated taxable income as follows: taxable income of $74,035 to the Administrative General Partner and taxable income of $756 to each of the Investment and Associate
       General Partners.

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)        The following documents are filed as part of this report:

           (1)       Financial Statements:  See Item 8.

           (2)       Financial Statement Schedules:  See Item 8.

           (3)       Exhibits:


3 Amended and Restated Certificate of Limited Partnership and Partnership Agreement, incorporated by reference to Exhibit A to Registrant's Prospectus dated May 15, 1986, filed pursuant to Rule 424(b) under the Securities Act of 1933 (File No. 33-3572).

10(a) Services Agreement, incorporated by reference to Exhibit 10B to Registrant's Registration Statement (No. 33-3572).

10(b)      Agreement with Associate General Partner incorporated by reference to
           Exhibit 10C to Registrant's Registration Statement (No. 33-3572).

10(c) Supervisory Management Agreement dated as of December 9, 1993 between Registrant and Resources Supervisory Management Corporation incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

10(d) Mortgage Note between M G Medford Limited Partnership and Tokyo Leasing (U.S.A.) Inc. dated as of April 22, 1993, purchased by Registrant on July 12, 1995.

10(e) Negotiable Promissory Note between DVL, Inc. and Registrant, dated February 28, 1997.*

(b)        Reports on Form 8-K filed during the last quarter of the fiscal year:

           None.


           * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RESOURCES PENSION SHARES 5, L.P.


By:        RESOURCES CAPITAL CORP.
           Administrative General Partner
                                                                DATE

By:        /s/Joseph M. Jacobs                             March 29, 1997
           -------------------
           Joseph M. Jacobs
           President


By:        RESOURCES PENSION ADVISORY CORP.
           Investment General Partner


By:        /s/ Frederick Simon                            March 29, 1997
           -------------------
           Frederick Simon
           President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in their capacities (with respect to The Administrative and Investment General Partners) and on the dates indicated.


    Signature                      Title                               Date
    ---------                      -----                               ----


/s/ Joseph M. Jacobs         Director and President               March 29, 1997
Joseph M. Jacobs             (Principal Executive Officer)

/s/ Frank Goveia             Director and Vice  President         March 29, 1997
----------------
Frank Goveia

/s/ Jay L. Maymudes          Director and President               March 29, 1997
-------------------
Jay L. Maymudes              (Principal Financial Officer
                             and Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibits
--------

3 Amended and Restated Certificate of Limited Partnership and Partnership Agreement, incorporated by reference to Exhibit A to Registrant's Prospectus dated May 15, 1986, filed pursuant to Rule 424(b) under the Securities Act of 1933 (File No. 33-3572).

10(a) Services Agreement, incorporated by reference to Exhibit 10B to Registrant's Registration Statement (No. 33-3572).

10(b)      Agreement with Associate General Partner incorporated by reference to
           Exhibit 10C to Registrant's Registration Statement (No. 33-3572).

10(c) Supervisory Management Agreement dated as of December 9, 1993 between Registrant and Resources Supervisory Management Corporation incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

10(d) Mortgage Note between M G Medford Limited Partnership and Tokyo Leasing (U.S.A.) Inc. dated as of April 22, 1993, purchased by Registrant on July 12, 1995.

10(e) Negotiable Promissory Note between DVL, Inc. and Registrant, dated February 28, 1997.*

           * Filed herewith