Form 10-Q
period 1997-03-31
RESOURCES PENSION SHARES 5 LP
filed 1997-05-15
CIK 789987

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

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

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-Q - MARCH 31, 1997





                                      INDEX




PART I -   FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - March 31, 1997 and December 31, 1996 ...............

          STATEMENTS OF OPERATIONS - For the three months ended
               March 31, 1997 and 1996 ........................................

          STATEMENT OF PARTNERS' EQUITY - For the three months ended
               March 31, 1997 .................................................

          STATEMENTS OF CASH FLOWS - For the three months ended
               March 31, 1997 and 1996 ........................................

          NOTES TO FINANCIAL STATEMENTS........................................

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                CONDITION AND RESULTS OF OPERATIONS ...........................



PART II -  OTHER INFORMATION


      ITEM 1 - LEGAL PROCEEDINGS................................................

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.................................

SIGNATURES      ................................................................

                        RESOURCES PENSION SHARES 5, L.P.

                                 BALANCE SHEETS


                                                            March 31,    December 31,
                                                              1997           1996
                                                          -----------    -----------
ASSETS

     Investments in mortgage loans ...................    $32,845,798    $30,255,687
     Cash and cash equivalents .......................      8,739,083     10,375,892
     Real estate - net ...............................      7,822,622      7,777,158
     Interest receivable - mortgage loans ............        320,767        306,101
     Other assets ....................................        158,639        154,030
     Interest receivable - other .....................         22,086         46,886
                                                          -----------    -----------

                                                          $49,908,995    $48,915,754
                                                          ===========    ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distributions payable ...........................    $   632,316    $   632,316
     Accounts payable and accrued expenses ...........        628,451        668,794
     Other liabilities ...............................        443,050        443,050
     Due to affiliates ...............................        425,259        224,716
                                                          -----------    -----------

        Total liabilities ............................      2,129,076      1,968,876
                                                          -----------    -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (as restated) (5,690,843
        units issued and outstanding) ................     47,302,130     46,477,419
     General partners' equity (as restated) ..........        477,789        469,459
                                                          -----------    -----------

        Total partners' equity .......................     47,779,919     46,946,878
                                                          -----------    -----------

                                                          $49,908,995    $48,915,754
                                                          ===========    ===========

                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                            STATEMENTS OF OPERATIONS


                                                     For the three months ended
                                                                March 31,
                                                    ----------------------------
                                                         1997             1996
                                                    -----------      -----------
Revenues
     Mortgage loans interest income ...........     $   759,652      $   789,854
     Operating income - real estate ...........         277,718          268,707
     Short term investment interest ...........          99,147           56,174
     Other income .............................          35,280           10,615
                                                    -----------      -----------
                                                      1,171,797        1,125,350

Costs and expenses
     Recovery of loan loss ....................        (721,946)            --
     Management fees ..........................         180,705          182,135
     Operating expenses - real estate .........         149,371          160,687
     Depreciation and amortization expense ....          53,000           51,550
     Mortgage servicing fees ..................          19,838           19,046
     Property management fees .................          13,924           12,996
     General and administrative expenses ......          11,548           59,679
                                                    -----------      -----------
                                                       (293,560)         486,093
                                                    -----------      -----------

Net income ....................................     $ 1,465,357      $   639,257
                                                    ===========      ===========

Net income attributable to
     Limited partners .........................     $ 1,450,704      $   632,864
     General partners .........................          14,653            6,393
                                                    -----------      -----------

                                                    $ 1,465,357      $   639,257
                                                    ===========      ===========


Net income per unit of limited partnership
     interest (5,690,843 units outstanding) ...     $       .25      $       .11
                                                    ===========      ===========

                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                          STATEMENT OF PARTNERS' EQUITY



                                                General          Limited          Total
                                               Partners'        Partners'        Partners'
                                                Equity           Equity           Equity
                                            ------------     ------------     ------------

Balance, January 1, 1997 ...............    $    (71,931)    $ 47,018,809     $ 46,946,878

Reallocation of partners' equity .......         541,390         (541,390)            --
                                            ------------     ------------     ------------

Balance, January 1, 1997 (as restated) .         469,459       46,477,419       46,946,878

Net income for the three months ended
    March 31, 1997 .....................          14,653        1,450,704        1,465,357

Distributions for the three months ended
     March 31, 1997 ($.11 per limited
     partnership unit) .................          (6,323)        (625,993)        (632,316)
                                            ------------     ------------     ------------

Balance, March 31, 1997 ................    $    477,789     $ 47,302,130     $ 47,779,919
                                            ============     ============     ============

                       See notes to financial statements.

                             RESOURCES PENSION SHARES 5, L.P.

                                 STATEMENTS OF CASH FLOWS



                                                              For the three months ended
                                                                       March 31,
                                                            -----------------------------
                                                                  1997            1996
                                                            ------------     ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ........................................    $  1,465,357     $    639,257
     Adjustments to reconcile net income to
        net cash provided by operating activities
            Recovery of loan loss ......................        (721,946)            --
            Depreciation and amortization expense ......          53,000           51,550
            Amortization of acquisition fees ...........          31,926           31,926
            Deferred interest receivable ...............            --            (37,219)
     Changes in assets and liabilities
        Interest receivable - mortgage loans ...........         (14,666)            --
        Other assets ...................................          (8,609)         (49,206)
        Interest receivable - other ....................          24,800             --
        Accounts payable and accrued expenses ..........         (40,343)          55,804
        Due to affiliates ..............................         200,543             --
                                                            ------------     ------------

               Net cash provided by operating activities         990,062          692,112
                                                            ------------     ------------

Cash flows from investing activities
     Investment in mortgage loan .......................      (2,000,000)            --
     Mortgage loan repayments received .................          99,909           98,142
     Additions to real estate ..........................         (94,464)          (3,226)
                                                            ------------     ------------

               Net cash (used in) provided by
                 investing activities ..................      (1,994,555)          94,916
                                                            ------------     ------------

Cash flows from financing activities
     Distributions to partners .........................        (632,316)        (402,383)
                                                            ------------     ------------

Net (decrease) increase in cash and
     cash equivalents ..................................      (1,636,809)         384,645

Cash and cash equivalents, beginning of period .........      10,375,892        9,192,906
                                                            ------------     ------------

Cash and cash equivalents, end of period ...............    $  8,739,083     $  9,577,551
                                                            ============     ============


                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS



1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         Allowance for loan losses

         A provision for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1997. There were no reserves required for the quarter ended March 31, 1997 or 1996. During 1997, the Partnership recorded a recovery of loan loss for $721,946 relating to the Santa Ana loan (Note
         4).

         Write-down for impairment

         The Partnership records write-downs for impairment based upon a quarterly review of the real estate in its portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each period. Accordingly, the Partnership may record additional write-downs in subsequent periods and such write-downs could be material.

         A write-down for impairment was not required for the three months ended March 31, 1997 or March 31, 1996.

         Fair value of financial instruments

         The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents and investments in mortgage loans. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

         Recently issued accounting pronouncement

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnership's 1997 year-end financial statements. The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income per unit of limited partnership interest.

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

         Wexford Management LLC ("Wexford"), a company controlled by certain officers and directors of Presidio, performs administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three months ended March 31, 1997 and March 31, 1996, reimbursable expenses to Wexford amounted to $7,697 and $36,369, respectively. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the quarters ended March 31, 1997 and 1996, the Administrative General Partner earned $180,705 and $182,135, respectively.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the quarters ended March 31, 1997 and 1996, the Investment General Partner earned $19,838 and $19,046, respectively, for mortgage servicing fees.

         The Partnership has entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton property when leasing services are performed or 3% of gross revenue when no leasing services are performed. During 1994, RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC. There was no supervisory management fee earned by RSMC for the quarters ended March 31, 1997 and 1996. Management fees earned by the unaffiliated local management company amounted to $12,424 and $12,996 for the quarters ended March 31, 1997 and 1996, respectively.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
          (continued)

         The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner. For the quarters ended March 31, 1997 and 1996, the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net income of $14,361, $146 and $146 and $6,265, $64 and $64, respectively.

         As of April 1, 1997 affiliates of Presidio have purchased 538,004 units of the Partnership. These units represent approximately 9.45% of the outstanding Partnership units and entitle the purchaser to approximately $59,180 in distributions for the quarter ended March 31, 1997.

4         INVESTMENTS IN MORTGAGE LOANS


         DVL Loan

         On February 28, 1997, the Partnership funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL"), in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly. In addition, the Partnership is entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which is to be applied as a reduction of principal. The Note matures on February 27, 2000 and may be pre-paid during the first two years with penalty. The Note is secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL, which in the aggregate amounted to $4,325,000 as of March 31, 1997.


         On May 5, 1997, DVL notified the Partnership of its intention to sell one of the properties underlying the promissory notes and make a $1,075,000 prepayment of the Note in June 1997. The Partnership anticipates that approximately $1,035,000 of the prepayment will be applied toward the principal balance of the Note and the remainder will be applied to interest and a yield maintenance fee.

         Santa Ana Square Loan

         On March 15, 1988, the Partnership funded a first mortgage loan in the principal amount of $2,600,000 at an annual interest rate of 10.91%. Payments were due based upon a payment schedule which required monthly payments ranging from $6,250 and increasing to $23,750. Interest, which was in excess of amounts received, was deferred and added to the principal balance for purposes of computing such interest.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4         INVESTMENTS IN MORTGAGE LOANS(continued)

         As a result of an economic decline in the surrounding area, the tenancy at the Santa Ana Shopping Center had been slowly shifting from regional, credit tenants to local, non-credit tenants. Consequently, although the cash flow from the operation of the center had not declined, its value has been eroded due to the shift in tenancy. Management performed cash flow projections and analyzed data regarding sales of comparable centers in order to estimate the fair value of the center for the purpose of valuing the loan. Based upon an analysis of the projected cash flow from the center using a 13% capitalization rate and market comparables indicating a value of approximately $78 per square foot, the fair value of the center was estimated to be approximately $2,500,000. The net carrying value of the loan at September 30, 1996, was $4,047,830, necessitating a provision of $1,547,830. The Partnership also ceased accruing interest on this loan as of such date.

         On April 10, 1997 the Partnership entered into a settlement agreement with the Santa Ana borrower in which, among other things, the borrower gave the Partnership a deed-in-lieu of foreclosure on the property. On April 30, 1997 the Partnership sold this property for net proceeds of $3,213,908. The net carrying value of the Santa Ana loan was $2,491,962 at March 31, 1997, necessitating a recovery of loan loss of $721,946.

         Xerox Loan

         In March 1997, the Xerox loan matured. The Partnership is currently negotiating a settlement, the details of which have not yet been finalized. The net carrying value of the Xerox loan at March 31, 1997 was $1,100,000 with a contractual balance of $1,978,261. The Partnership currently anticipates that a settlement would yield an amount in excess of the net carrying value of the loan.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS (continued)

          Information with respect to the Partnership's mortgage loans is summarized below:

                                                                                                                Interest
                                                                                              Mortgage         Recognized
                                                                                               Amount           March 31
        Description                  Current %         Accrued %             Date             Advanced          1997 (4)
        -----------                  ---------         ---------             ----             --------          --------
   Shopping Centers
   Santa Ana Square,
     Santa Ana, CA (5) (7)            10.91            1.29 - 0          March 1997         $  2,600,000      $   67,232

   Lucky Supermarket
     Buena Park, CA (6)             8.41-10.00 (1)     1.82 - 0 (1)      May 2005              2,200,000          55,384

   Avon Market Ctr.
     Avon, CO (5)                      8.35                 -            April 2003            3,750,000          76,633

   Medford Village Outlet Center
     Medford, MN (10) (5)              8.55                 -            April 1998            8,612,500         158,756

   DVL, Inc. (9) (5)                  12.00                 -            February 2000         2,000,000          21,333

   Office Buildings
   Bank of California
     Seattle, WA (2) (6)           9.36 - 10.24        3.0 - 0           May 1998              8,500,000         286,325

   Xerox
     Arlington, TX (6) (8)             4.55 (1)    10.38 - 11.47 (1)     March 1997            1,100,000          10,629

   Lionmark Corp. Ctr.
     Columbus, OH (5)                  8.5             - 0 -             June 2003             4,000,000          83,360
                                                                                            ------------      ----------

                                                                                            $ 32,762,500     $   759,652

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS (continued)

                                   Contractual      Carrying         Carrying
                                     Balance         Value             Value
                                    March 31,       March 31,         Dec. 31,
                                    1997 (3)         1997 (3)         1996 (3)
                                    --------         --------         --------
Shopping Centers
Santa Ana Square,
  Santa Ana, CA (5) (7) .....     $ 4,147,000     $ 3,213,908     $ 2,495,981

Lucky Supermarket
  Buena Park, CA (6) ........       2,476,176       2,243,226       2,244,550

Avon Market Ctr .............
  Avon, CO (5) ..............       3,666,966       3,666,966       3,673,112

Medford Village Outlet Center
  Medford, MN (10) (5) ......       8,087,500       8,140,162       8,239,815

DVL, Inc. (9) (5) ...........       2,000,000       2,000,000          --

Office Buildings
Bank of California
  Seattle, WA (2) (6) .......      16,668,565       8,561,080       8,573,639

Xerox
  Arlington, TX (6) (8) .....       1,978,261       1,100,000       1,101,872

Lionmark Corp. Ctr ..........
  Columbus, OH (5) ..........       3,920,455       3,920,456       3,926,718
                                  -----------     -----------     -----------

                                  $42,944,923     $32,845,798     $30,255,687
                                  ===========     ===========     ===========

       1. In addition to the fixed interest, the Partnership is entitled to contingent interest in an amount equal to a percentage of the rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and/or a percentage of the excess of the value of the property above a base amount, payable at maturity. Approximately $6,000, $3,400 and $800 of contingent interest was earned during 1996, 1995, and 1994, respectively.
       2. All of the above mortgage loans are first mortgage loans except for the Bank of California which is a wraparound mortgage loan, subordinate to prior liens held by others with no recourse.
       3. The carrying values of the above mortgage loans are inclusive of acquisition fees and accrued interest recognized and allowance for loan losses.
       4. The contractual balance represents the original mortgage amount advanced plus accrued interest calculated in accordance with the loan agreements, less principal amortization received.
       5.  These loans are accounted for under the interest method.
       6.  These loans are accounted for under the investment method.
       7. During 1996, the Partnership recorded a provision for loan losses of $1,547,830 on this loan. Due to a settlement in April 1997 with the Santa Ana borrower the Partnership recorded a recovery of loan loss of $721,946 in the first quarter of 1997.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS (continued)


       8. This loan matured in March 1997. The Partnership is currently negotiating a payoff, the amounts of which have not yet been determined.
       9.  This loan loss was made in February 1997.
      10. This loan was made in July 1995 and has a floating interest rate, capped at 10%, based on the Eurodollar rate for each quarterly interest period plus 280 basis points. Such loan was made with the proceeds of two loans which were repaid during 1994.


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

         On January 27, 1992, the Partnership received $450,000 from the former property owner in exchange for a release of a personal guarantee in which the former property owner was obligated to reimburse the Partnership for asbestos removal up to a maximum of $500,000. The receipt of these funds was recorded as a liability on the Partnership's balance sheet. During June 1992, $6,950 was paid for remedial cleaning in connection with the asbestos removal and the unexpended asbestos reserve aggregated $443,050 at March 31, 1997 and December 31, 1996. The Partnership does not presently plan to commence removal of the asbestos until a purchaser or tenant for the property is identified.

         The owner of the Landover Mall ("Mall Owner"), where the Garfinkel property is located, has requested reimbursement from the Partnership for common area maintenance and utility usage charges, allegedly due under certain agreements made between the former owner of the property and Mall Owner for periods subsequent to the date that the Partnership took title to the property. The Partnership believes it may be obligated only for the actual value of certain items. Discussions between the Partnership and Mall Owner are on-going as to the exact amount to be paid. However, the Partnership has accrued $30,000 in the March 31, 1997 financial statements for an aggregate potential liability of $530,829 from inception through March 31, 1997.

         As of March 31, 1997, the Garfinkel's property is still vacant.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

5         REAL ESTATE (continued)

         Groton

         This property was acquired via foreclosure on December 9, 1993. Occupancy at the shopping center declined from approximately 82% at the time of foreclosure to 77% at March 31, 1997. The anticipated lease-up of the vacant space had not occurred as of March 31, 1997 resulting in lower than anticipated net operating income. In addition, management is currently investigating the potential cost to correct certain environmental violations at the shopping center. It was determined, based on an internal analysis prepared as of March 31, 1995, that the net carrying value of the property could not be realized. The analysis indicated that the property had an approximate fair value of $5,500,000 compared to a net carrying value of approximately $7,360,000. Consequently, management established a write-down for impairment on the property of $1,860,000.

         The following table is a summary of the Partnership's real estate as of:

                                                 March 31,          December 31,
                                                    1997                1996
                                                -----------         -----------
Land ...................................        $ 1,902,000         $ 1,902,000
Building and improvements ..............          6,614,654           6,520,190
                                                -----------         -----------
                                                  8,516,654           8,422,190
Less accumulated depreciation ..........           (694,032)           (645,032)
                                                -----------         -----------

                                                $ 7,822,622         $ 7,777,158
                                                ===========         ===========

6        DISTRIBUTIONS PAYABLE TO PARTNERS

         Distributions payable are as follows:

                                                        March 31,     December 31,
                                                         1997             1996
                                                       --------         --------

Limited partners ($.11 per unit) .............         $625,993         $625,993
General partners .............................            6,323            6,323
                                                       --------         --------

                                                       $632,316         $632,316
                                                       ========         ========

         Distributions were paid subsequent to March 31, 1997 and December 31, 1996, respectively.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

7         PARTNERS' EQUITY

         The General Partners hold a 1% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 1% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $541,390 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

8         COMMITMENTS AND CONTINGENCIES

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

8         COMMITMENTS AND CONTINGENCIES (continued)

         HEP Action (continued)

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

         It is impossible at this time to predict what the defense of this lawsuit will cost the Administrative General Partner and whether such costs could adversely effect the Administrative General Partners' ability to perform its obligations to the Partnership.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         Liquidity and capital resources

         The General Partners hold a 1% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 1% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $541,390 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

         The Partnership's public offering commenced on May 15, 1986 and terminated on February 12, 1988, generating gross proceeds of $56,907,425, including $699,565 through the Partnership's Reinvestment Plan. The Partnership's initially made ten permanent investments, consisting of nine first mortgage loans and one wraparound mortgage loan, in which the Partnership had funded a total of $49,300,000 or 100% of its net proceeds available for investment. On May 21, 1992 and November 16, 1992 loans in the original principal amounts of $8,200,000 and $3,800,000, respectively were prepaid. In addition, on December 21, 1992 the Investment General Partner, on behalf of the Partnership foreclosed on the property securing the Garfinkel Loan. The original principal amount of this loan was $4,850,000. On March 12, 1993, the Partnership funded an additional mortgage loan in the principal amount of $3,750,000 at an annual rate of 8.35%. On June 15, 1993 the Partnership funded another new mortgage loan in the principal amount of $4,000,000 at an annual interest rate of 8.5% payable in monthly installments of principal and interest. On December 9, 1993 the Investment General Partner on behalf of the Partnership foreclosed on the shopping center securing the Groton loan which was in the original principal amount of $8,000,000. On February 2, 1994 the mortgagor on the 415 East 149th Street loan prepaid the entire amount of such loan. The Partnership received $4,781,922 of gross proceeds, consisting of $4,739,540 of principal and $43,382 of interest. On October 11, 1994 the mortgagor on the 134-140 East Fordham Road loan prepaid the entire amount of such loan. The Partnership received $5,238,595 of gross proceeds. In July 1995 the Partnership funded an additional mortgage loan in the principal amount of $8,612,500, payable in quarterly installments of principal and interest at a floating interest rate based on the Eurodollar plus 280 basis points for the applicable period, capped at 10%. In February 1997 the Partnership funded a promissory note in the principal amount of $2,000,000 with an annual interest rate of 12%, maturing on February 27, 2000. As of March 31, 1997, the Partnership has funded an aggregate of $32,762,500 to the mortgagors in eight mortgage loans which are outstanding, consisting of seven first mortgage loans and one wraparound mortgage loan.

         On February 28, 1997, the Partnership funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL"), in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly. In addition, the Partnership is entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which is to be applied as a reduction of principal. The Note matures on February 27, 2000 and may be pre-paid during the first two years without penalty. The Note is secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL, which in the aggregate amounted to $4,325,000 as of March 31, 1997.

         On May 5, 1997, DVL notified the Partnership of its intention to sell one of the properties underlying the promissory notes and make a $1,075,000 prepayment of the Note in June 1997. The Partnership anticipates that approximately $1,035,000 of the prepayment will be applied toward the principal balance of the Note and the remainder will be applied to interest and a yield maintenance fee.


         On April 10, 1997 the Partnership entered into a settlement agreement with the Santa Ana borrower in which, among other things, the borrower gave the Partnership a deed-in-lieu of foreclosure on the property. On April 30, 1997 the Partnership sold this property for net proceeds of $3,213,908. The net carrying value of the Santa Ana loan was $2,491,962 at March 31, 1997, necessitating a recovery of loan loss of $721,946.

         In March 1997, the Xerox loan matured. The Partnership is currently negotiating a settlement, the details of which have not yet been finalized. The net carrying value of the Xerox loan at March 31, 1997 was $1,100,000 with a contractual balance of $1,978,261. The Partnership currently anticipates that a settlement would yield an amount in excess of the net carrying value of the loan.

         For the quarter ended March 31, 1997, the Partnership paid a cash distribution to its partners representing a 4.4% annualized return on each limited partner's original investment. If necessary, the Partnership has the right to establish reserves either from disposition proceeds or from cash flow. At March 31, 1997, working capital reserves were approximately $8,567,000.

         Currently, the foreclosed property which formerly secured the Garfinkel Loan is vacant. Funds which are necessary to lease up the property and to remedy deferred maintenance conditions at the Garfinkel's property will be supplied from the Partnership's working capital reserves. In addition, the Partnership may in the future need funds for capital improvements to, and leasing of, the property which formerly secured the foreclosed Groton loan and such funds may be drawn from working capital reserves. The Partnership currently holds working capital reserves in short term investments, at rates which are lower than the returns previously earned on the loans that have been prepaid. If excess working capital is ultimately invested in new loans, these investments are likely to be at lower rates than previous investments due to current market conditions.

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

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each mortgage loan in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospect for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1997. On April 10, 1997 the Partnership entered into a settlement agreement with the Santa Ana borrower in which, among other things, the borrower gave the Partnership a deed in lieu of foreclosure on the property. On April 30, 1997 the Partnership sold this property for net proceeds of $3,213,908. The carrying value of the Santa Ana loan was approximately $2,491,962 at March 31, 1997, necessitating a recovery of loan loss of $721,946.

         Write-down for impairment

         The Partnership records write-downs for impairment based upon a quarterly review of the real estate in its portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each period. Accordingly, the Partnership may record additional write-downs in subsequent periods and such write-downs could be material.

         A write-down for impairment was not required for the three months ended March 31, 1997 or March 31, 1996.

         Results of operations

         Net income increased for the three months ended March 31, 1997 when compared to the same period in 1996. The increase is primarily due to the recovery of loan loss related to the Santa Ana loan as discussed above.

         Revenues increased primarily due to the increase in short term investment income, and other income. Short term investment income increased due to an increase in interest rates and other income increased due to an increase in transfer fees.

         Costs and expenses decreased for the three months ended March 31, 1997 compared to the same period in 1996, primarily a result of the recovery of loan loss related to the Santa Ana loan, as discussed above, and a decrease in general and administrative expenses. General and administrative expenses decreased primarily as a result of a decrease in payroll costs.

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

         Legal proceedings

         For a discussion of Legal Proceedings, please see Note 8 ("Commitments and Contingencies") to the Financial Statements.

PART II -  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

          (a)     See   Management's   Discussion   and  Analysis  of  Financial
                  Condition and Results of Operations and Notes to Financial Statements - Note 8 which is herein incorporated by reference.


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



                                            RESOURCES PENSION SHARES 5, L.P.

                                            By:   Resources Capital Corp.
                                                  Administrative General Partner




Dated:     May 15, 1997                     By:   /s/ Joseph M. Jacobs
                                                  --------------------
                                                  Joseph M. Jacobs
                                                  President
                                                  (Duly Authorized Officer)



Dated:     May 15, 1997                     By:   /s/ Jay L. Maymudes
                                                  -------------------
                                                  Jay L. Maymudes
                                                  Vice President, Secretary and
                                                  Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)