Form 10-Q
period 1997-06-30
RESOURCES PENSION SHARES 5 LP
filed 1997-08-18
CIK 789987

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

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

================================================================================
                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-Q - JUNE 30, 1997





                                      INDEX




PART I -   FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - June 30, 1997 and December 31, 1996 .................

          STATEMENTS  OF  OPERATIONS  - For the three months ended June 30, 1997 and 1996 and for the six months ended June 30, 1997 and 1996 ....

          STATEMENT OF PARTNERS' EQUITY - For the six months ended
               June 30, 1997 ...................................................

          STATEMENTS OF CASH FLOWS - For the six months ended
               June 30, 1997 and 1996 ..........................................

          NOTES TO FINANCIAL STATEMENTS.........................................

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ............................


PART II -  OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS................................................

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.................................

SIGNATURES      ................................................................

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                        June 30,      December 31,
                                                          1997            1996
                                                      -----------     -----------
Investments in mortgage loans ...................     $21,386,648     $30,255,687
Cash and cash equivalents .......................      20,293,991      10,375,892
Real estate - net ...............................       7,789,920       7,777,158
Interest receivable - mortgage loans ............         172,494         306,101
Other assets ....................................          96,733         154,030
Interest receivable - other .....................            --            46,886
                                                      -----------     -----------

                                                      $49,739,786     $48,915,754
                                                      ===========     ===========





Accounts payable and accrued expenses ...........     $   657,602     $   668,794
Distributions payable ...........................         632,316         632,316
Other liabilities ...............................         443,050         443,050
Due to affiliates ...............................         197,972         224,716
                                                      -----------     -----------

     Total liabilities ..........................       1,930,940       1,968,876
                                                      -----------     -----------




Limited partners' equity (as restated) (5,690,843
     units issued and outstanding) ..............      47,330,768      46,477,419
General partners' equity (as restated) ..........         478,078         469,459
                                                      -----------     -----------

     Total partners' equity .....................      47,808,846      46,946,878
                                                      -----------     -----------

                                                      $49,739,786     $48,915,754
                                                      ===========     ===========

                       See notes to financial statements.

                                      RESOURCES PENSION SHARES 5, L.P.

                                          STATEMENTS OF OPERATIONS

                                                For the three months ended       For the six months ended
                                                          June 30,                        June 30,
                                               ---------------------------     ----------------------------
                                                   1997            1996            1997             1996
                                               -----------     -----------     -----------      -----------
Revenues
     Mortgage loans interest income ......     $   658,927     $   781,348     $ 1,418,579      $ 1,571,202
     Operating income - real estate ......         238,562         251,806         516,280          520,513
     Short term investment interest ......         159,676         117,408         258,823          173,582
     Other income ........................          50,980          16,340          86,260           26,955
                                               -----------     -----------     -----------      -----------

                                                 1,108,145       1,166,902       2,279,942        2,292,252
                                               -----------     -----------     -----------      -----------

Costs and expenses
     Management fees .....................         179,282         183,007         359,987          365,142
     Operating expenses - real estate ....         118,374         125,670         267,745          286,357
     General and administrative expenses .          67,026          70,274          78,574          129,953
     Depreciation and amortization expense          53,000          51,598         106,000          103,148
     Mortgage servicing fees .............          18,693          19,046          38,531           38,092
     Property management fees ............          10,527          15,924          24,451           28,920
     Recovery of loan loss ...............            --              --          (721,946)            --
                                               -----------     -----------     -----------      -----------

                                                   446,902         465,519         153,342          951,612
                                               -----------     -----------     -----------      -----------

Net income ...............................     $   661,243     $   701,383     $ 2,126,600      $ 1,340,640
                                               ===========     ===========     ===========      ===========

Net income attributable to
     Limited partners ....................     $   654,630     $   694,369     $ 2,105,334      $ 1,327,234
     General partners ....................           6,613           7,014          21,266           13,406
                                               -----------     -----------     -----------      -----------

                                               $   661,243     $   701,383     $ 2,126,600      $ 1,340,640
                                               ===========     ===========     ===========      ===========

Net income per unit of limited
     partnership interest (5,690,843
     units outstanding) ..................     $       .12     $       .12     $       .37      $       .23
                                               ===========     ===========     ===========      ===========


                                     See notes to financial statements.

                              RESOURCES PENSION SHARES 5, L.P.

                                STATEMENT OF PARTNERS' EQUITY




                                              General           Limited           Total
                                             Partners'         Partners'         Partners'
                                              Equity            Equity            Equity
                                           ------------      ------------      ------------
Balance, January 1, 1997 .............     $    (71,931)     $ 47,018,809      $ 46,946,878

Reallocation of partners' equity .....          541,390          (541,390)             --
                                           ------------      ------------      ------------

Balance, January 1, 1997 (as restated)          469,459        46,477,419        46,946,878

Net income for the six months ended
    June 30, 1997 ....................           21,266         2,105,334         2,126,600

Distributions for the six months ended
     June 30, 1997 ($.22 per limited
     partnership unit) ...............          (12,647)       (1,251,985)       (1,264,632)
                                           ------------      ------------      ------------

Balance, June 30, 1997 ...............     $    478,078      $ 47,330,768      $ 47,808,846
                                           ============      ============      ============



                             See notes to financial statements.

                              RESOURCES PENSION SHARES 5, L.P.

                                  STATEMENTS OF CASH FLOWS



                                                                For the six months ended
                                                                          June 30,
                                                              ------------------------------
                                                                   1997              1996
                                                              ------------      ------------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

Cash flows from operating activities
     Net income .........................................     $  2,126,600      $  1,340,640
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities
            Recovery of loan loss .......................         (721,946)             --
            Depreciation and amortization expense .......          106,000           103,148
            Amortization of acquisition fees ............           98,471            63,852
            Deferred interest receivable ................             --             (75,463)
     Changes in assets and liabilities
        Interest receivable - mortgage loans ............          133,607              --
        Other assets ....................................           49,297           (14,513)
        Interest receivable - other .....................           46,886              --
        Accounts payable and accrued expenses ...........          (11,192)           89,096
        Due to affiliates ...............................          (26,744)              105
                                                              ------------      ------------

                Net cash provided by operating activities        1,800,979         1,506,865
                                                              ------------      ------------

Cash flows from investing activities
     Mortgage loan repayments received ..................       11,492,514           198,103
     Additions to real estate ...........................         (110,762)             --
     Investment in mortgage loan ........................       (2,000,000)             --
                                                              ------------      ------------

                Net cash provided by investing activities        9,381,752           198,103
                                                              ------------      ------------

Cash flows from financing activities
     Distributions to partners ..........................       (1,264,632)       (1,034,699)
                                                              ------------      ------------

Net increase in cash and cash equivalents ...............        9,918,099           670,269

Cash and cash equivalents, beginning of period ..........       10,375,892         9,192,906
                                                              ------------      ------------

Cash and cash equivalents, end of period ................     $ 20,293,991      $  9,863,175
                                                              ============      ============

                             See notes to financial statements.

                              RESOURCES PENSION SHARES 5, L.P.

                                NOTES TO FINANCIAL STATEMENTS



1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                              RESOURCES PENSION SHARES 5, L.P.

                                NOTES TO FINANCIAL STATEMENTS


2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Allowance for loan losses

         A provision for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of June 30, 1997. There were no reserves required for the quarter ended June 30, 1997 or 1996. During the first quarter of 1997, the Partnership recorded a recovery of loan loss for $721,946 relating to the Santa Ana loan (Note 4).

         Write-down for impairment

         The Partnership records write-downs for impairment based upon a quarterly review of the real estate in its portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each period. Accordingly, the Partnership may record additional write-downs in subsequent periods and such write-downs could be material. A write-down for impairment was not required for the six months ended June 30, 1997 and 1996.

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

         Wexford Management LLC ("Wexford"), a company controlled by certain officers and directors of Presidio, performs administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. During the six months ended June 30, 1997 and June 30, 1996, reimbursable expenses to Wexford amounted to $11,887 and $23,069, respectively. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the quarters ended June 30, 1997 and 1996, the Administrative General Partner earned $179,282 and $183,007, respectively.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the quarters ended June 30, 1997 and 1996, the Investment General Partner earned $18,693 and $19,046, respectively, for mortgage servicing fees.

         The Partnership has entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton property when leasing services are performed or 3% of gross revenue when no leasing services are performed. During 1994, RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement

                              RESOURCES PENSION SHARES 5, L.P.

                                NOTES TO FINANCIAL STATEMENTS


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         are substantially the same as the agreement entered into between the Partnership and RSMC. There was no supervisory management fee earned by RSMC for the quarters ended June 30, 1997 and 1996. Management fees earned by the unaffiliated local management company amounted to $12,026 and $15,924 for the quarters ended June 30, 1997 and 1996, respectively.

         The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner. For the quarters ended June 30, 1997 and 1996, the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net income of $6,481, $66 and $66 and $6,874, $70 and $70, respectively.

         As of April 1, 1997 affiliates of Presidio have purchased 538,004 units of the Partnership. These units represent approximately 9.45% of the outstanding Partnership units and entitle the affiliate to approximately $59,000 in distributions for the quarter ended June 30, 1997.

4        INVESTMENTS IN MORTGAGE LOANS

         DVL Loan

         On February 28, 1997, the Partnership funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL"), in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly. In addition, the Partnership is entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which is to be applied as a reduction of principal. The Note matures on February 27, 2000 and may be pre-paid during the first two years. The Note is secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL, which in the aggregate amounted to $4,325,000 as of June 30, 1997.

         On July 30, 1997, DVL sold one of the properties underlying the promissory notes and made a $1,075,000 prepayment of the Note. Approximately $1,032,000 of the prepayment was applied toward the principal balance of the Note and the remainder was applied to interest and a yield maintenance fee.

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

                              RESOURCES PENSION SHARES 5, L.P.

                                NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS (continued)

         Santa Ana Square Loan (continued)

         As a result of an economic decline in the surrounding area, the tenancy at the Santa Ana Shopping Center slowly shifted from regional, credit tenants to local, non-credit tenants. Consequently, although the cash flow from the operation of the center had not declined, its value was eroded due to the shift in tenancy. Management performed cash flow projections and analyzed data regarding sales of comparable centers in order to estimate the fair value of the center for the purpose of valuing the loan. Based upon an analysis of the projected cash flow from the center using a 13% capitalization rate and market comparables indicating a value of approximately $78 per square foot, the fair value of the center was estimated to be approximately $2,500,000 at September 30, 1996. The net carrying value of the loan at September 30, 1996, was $4,047,830, necessitating a provision of $1,547,830. The Partnership also ceased accruing interest on this loan as of such date.

         On April 10, 1997 the Partnership entered into a settlement agreement with the Santa Ana borrower in which, among other things, the borrower gave the Partnership a deed-in-lieu of foreclosure on the property. On April 30, 1997 the Partnership sold this property for net proceeds of $3,213,908. The net carrying value of the Santa Ana loan was $2,491,962, necessitating a recovery of loan loss of $721,946 which was recorded in the first quarter of 1997.

         Xerox Loan

         In March 1997, the Xerox loan matured. The Partnership is currently negotiating a settlement, the details of which have not yet been finalized. The net carrying value of the Xerox loan at June 30, 1997 is $1,100,000 with a contractual balance of $1,970,261. The Partnership currently anticipates that a settlement would yield an amount in excess of the net carrying value of the loan.

         Medford loan

         On June 30, 1997, the Medford loan was prepaid in its entirety. The Partnership received $8,129,181 of which $8,000,000 was applied towards the principal balance of the loan and the remainder was applied to interest.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


4        INVESTMENTS IN MORTGAGE LOANS (continued)

         Information with respect to the Partnership's mortgage existing loans is summarized below:

                                                                                                                Interest
                                                                                              Mortgage         Recognized
                                          Interest Rate                    Maturity            Amount           June 30,
        Description                  Current %         Accrued %             Date             Advanced            1997  )
        -----------                  ---------         ---------             ----             --------          --------
   Shopping Centers
   Santa Ana Square,
     Santa Ana, CA (5)(7)             10.91            1.29 - 0          March 1997         $  2,600,000      $   43,482

   Lucky Supermarket
     Buena Park, CA (6)             8.41-10.00 (1)     1.82 - 0 (1)      May 2005              2,200,000         110,769

   Avon Market Ctr.
     Avon, CO (5)                      8.35                 -            April 2003            3,750,000         153,138

   Medford Village Outlet Center
     Medford, MN (10)(5)               8.55                 -            April 1998            8,612,500         287,374

   DVL, Inc. (9)(5)                   12.00                 -            February 2000         2,000,000          73,952

   Office Buildings
   Bank of California
     Seattle, WA (2)(6)            9.36 - 10.24        3.0 - 0           May 1998              8,500,000         572,649

   Xerox
     Arlington, TX (6)(7)             4.55 (1)    10.38 - 11.47 (1)      March 1997            1,100,000          10,629

   Lionmark Corp. Ctr.
     Columbus, OH (5)                  8.5                  -            June 2003             4,000,000         166,586
                                                                                            ------------      ----------

                                                                                            $ 32,762,500     $ 1,418,579
                                                                                            ============     ===========

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS (continued)

                                   Contractual      Carrying         Carrying
                                     Balance          Value            Value
                                    June 30,         June 30,         Dec. 31,
                                    1997 (4)         1997 (3)         1996 (3)
                                    --------         --------         --------
Shopping Centers
Santa Ana Square,
  Santa Ana, CA (5)(7)            $      --       $      --       $ 2,495,981

Lucky Supermarket
  Buena Park, CA (6)                2,491,962       2,241,903       2,244,550

Avon Market Ctr
  Avon, CO (5)                      3,660,690       3,660,690       3,673,112

Medford Village Outlet Center
  Medford, MN (10(5)                     --              --         8,239,815

DVL, Inc. (9)(5)                    1,921,476       1,921,476            --

Office Buildings
Bank of California
  Seattle, WA (2)(6)               16,793,873       8,548,520       8,573,639

Xerox
  Arlington, TX (6)(7)              1,970,261       1,100,000       1,101,872

Lionmark Corp. Ctr
  Columbus, OH (5)                  3,914,058       3,914,059       3,926,718
                                  -----------     -----------     -----------

                                  $30,752,320     $21,386,648     $30,255,687
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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS (continued)

         4. The contractual balance represents the original mortgage amount advanced plus accrued interest calculated in accordance with the loan agreements, less principal amortization received.
         5.    These loans are accounted for under the interest method.
         6.    These loans are accounted for under the investment method.
         7. During 1996, the Partnership recorded a provision for loan losses of $1,547,830 on this loan. Due to a settlement in April 1997 with the Santa Ana borrower the Partnership recorded a recovery of loan loss of $721,946 in the first quarter of 1997. The property securing this loan was sold by the Partnership on April 30, 1997.
         8. This loan matured in March 1997. The Partnership is currently negotiating a payoff, the amounts of which have not yet been determined.
         9.    This loan was made in February 1997.
         10. This loan was made in July 1995 and had a floating interest rate, capped at 10%, based on the Eurodollar rate for each quarterly interest period plus 280 basis points. Such loan was made with the proceeds of two loans which were repaid during 1994. This loan was repaid in its entirety on June 30, 1997.


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

         On January 27, 1992, the Partnership received $450,000 from the former property owner in exchange for a release of a personal guarantee in which the former property owner was obligated to reimburse the Partnership for asbestos removal up to a maximum of $500,000. The receipt of these funds was recorded as a liability on the Partnership's balance sheet. During June 1992, $6,950 was paid for remedial cleaning in connection with the asbestos removal and the unexpended asbestos reserve aggregated $443,050 at June 30, 1997 and December 31, 1996. The Partnership does not presently plan to commence removal of the asbestos until a purchaser or tenant for the property is identified.

         The owner of the Landover Mall ("Mall Owner"), where the Garfinkel property is located, has requested reimbursement from the Partnership for common area maintenance and utility usage charges, allegedly due under certain agreements made between the former owner of the property and Mall Owner for periods subsequent to the date that the Partnership took title to the property. The Partnership believes it may be

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

5        REAL ESTATE (continued)

         obligated only for the actual value of certain items. Discussions between the Partnership and Mall Owner are on-going as to the exact amount to be paid. However, the Partnership has accrued $60,000 in the second quarter of 1997 for an aggregate potential liability of $560,829 from inception through June 30, 1997.

         As of June 30, 1997, the Garfinkel's property is still vacant.

         Groton

         This property was acquired via foreclosure on December 9, 1993. Occupancy at the shopping center declined from approximately 82% at the time of foreclosure to 79% at June 30, 1997. The anticipated lease-up of the vacant space had not occurred as of June 30, 1997 resulting in lower than anticipated net operating income. In addition, management is currently investigating the potential cost to correct certain environmental violations at the shopping center. It was determined, based on an internal analysis prepared as of March 31, 1995, that the net carrying value of the property could not be realized. The analysis indicated that the property had an approximate fair value of $5,500,000 compared to a net carrying value of approximately $7,360,000. Consequently, management established a write-down for impairment on the property of $1,860,000 at March 31, 1995.

         The   following table is a summary of the Partnership's  real estate as of:

                                                      June 30,     December 31,
                                                       1997            1996
                                                   -----------     -----------
         Land                                      $ 1,902,000     $ 1,902,000
         Building and improvements                   6,630,952       6,520,190
                                                   -----------     -----------
                                                     8,532,952       8,422,190
         Less accumulated depreciation                (743,032)       (645,032)
                                                   -------------   ------------
                                                   $ 7,789,920     $ 7,777,158
                                                   ===========     ===========

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

6        DISTRIBUTIONS PAYABLE TO PARTNERS

         Distributions payable are as follows:

                                                      June 30,     December 31,
                                                       1997            1996
                                                   -----------     -----------
         Limited partners ($.11 per unit)          $ 625,993        $ 625,993
         General partners                              6,323            6,323
                                                   ---------        ---------

                                                   $ 632,316        $ 632,316
                                                   =========        =========

         Distributions were paid subsequent to June 30, 1997 and December 31, 1996, respectively.

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

         On June 30, 1997 the Medford loan was prepaid in its entirety. The Partnership received $8,129,181 of which $8,000,000 was applied toward the principal balance of the loan and the remainder was applied to interest.

         As of June 30, 1997, the Partnership has funded an aggregate of $21,550,000 to the mortgagors in six outstanding mortgage loans, consisting of five first mortgage loans and one wraparound mortgage loan. See Note 4 to the financial statements.

         On February 28, 1997, the Partnership funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL"), in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly. In addition, the Partnership is entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which is to be applied as a reduction of principal. The Note matures on February 27, 2000 and may be pre-paid during the first two years without penalty. The Note is secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL, which in the aggregate amounted to $4,325,000 as of June 30, 1997.

         On July 30, 1997, DVL sold one of the properties underlying the promissory notes and made a $1,075,000 prepayment of the Note. Approximately $1,032,000 of the prepayment was applied toward the principal balance of the Note and the remainder was applied to interest and a yield maintenance fee.

         On April 10, 1997 the Partnership entered into a settlement agreement with the Santa Ana borrower in which, among other things, the borrower gave the Partnership a deed-in-lieu of foreclosure on the property. On April 30, 1997 the Partnership sold this property for net proceeds of $3,213,908. The net carrying value of the Santa Ana loan was $2,491,962, necessitating a recovery of loan loss of $721,946 which was recorded in the first quarter of 1997.

         In March 1997, the Xerox loan matured. The Partnership is currently negotiating a settlement, the details of which have not yet been finalized. The net carrying value of the Xerox loan at June 30, 1997 is $1,100,000 with a contractual balance of $1,970,261. The Partnership currently anticipates that a settlement would yield an amount in excess of the net carrying value of the loan.

         For the quarter ended June 30, 1997, the Partnership paid a cash distribution to its partners representing a 4.4% annualized return on each limited partner's original investment. If necessary, the Partnership has the right to establish reserves either from disposition proceeds or from cash flow. At June 30, 1997, working capital reserves were approximately $18,700,000. Management is actively seeking new investment opportunities for the recent disposition proceeds. According to the Partnership Agreement, disposition proceeds are required to be reinvested or held in reserves until August 1998, after which time management will evaluate whether a distribution is warranted or proceeds will be held in working capital reserves.

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

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each mortgage loan in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospect for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of June 30, 1997. On April 10, 1997 the Partnership entered into a settlement agreement with the Santa Ana borrower in which, among other things, the borrower gave the Partnership a deed in lieu of foreclosure on the property. On April 30, 1997 the Partnership sold this property for net proceeds of $3,213,908. The carrying value of the Santa Ana loan was approximately $2,491,962, necessitating a recovery of loan loss of $721,946 which was recorded in the first quarter of 1997.

         Write-down for impairment

         The Partnership records write-downs for impairment based upon a quarterly review of the real estate in its portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each period. Accordingly, the Partnership may record additional write-downs in subsequent periods and such write-downs could be material. A write-down for impairment was not required for the six months ended June 30, 1997 and 1996.

         Results of operations

         Net income increased for the six months and decreased for the three months ended June 30, 1997 when compared to the same periods in 1996. The increase for the six months was primarily due to the recovery of loan losses that was recorded in 1997, related to the Santa Ana sale (see above). The decrease for the three months was a result of a greater decrease in revenues than the decrease in costs and expenses.

         Revenues decreased for both the six and the three months ended June 30, 1997 compared with the same periods in the prior year primarily due to a decrease in mortgage interest income, partially offset by an increase in short term investment income. Mortgage interest income decreased as a result of the Santa Ana and Medford payoffs. Short term investment income increased due to an increase in cash and cash equivalents available for short term investment.

         Costs and expenses decreased for both the six and the three months ended June 30, 1997 compared to the same periods in the prior year. The decrease for the six months ended June 30, 1997 was primarily a result of the recovery of loan losses related to the Santa Ana loan, (as discussed above), and a decrease in general and administrative expenses. General and administrative expenses decreased primarily as a result of a decrease in payroll costs. The decrease for the three months ended June 30, 1997 the decrease was primarily due to a decrease in operating expenses.

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

         Legal proceedings

         None.

                          PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

          (a)     None.

ITEM 5 - OTHER EVENTS

         On July 25, 1997, Wexford Management LLC ("Wexford"), the administrator for Presidio Capital Corp. ("Presidio") the parent company of Resources Capital Corp., Resources Pension Advisory Corp. and Presidio AGP Corp., the Administrative, Investment and Associate General Partners, respectively, of Resources Pension Shares 5, L.P. (the "Partnership"), received notice from Presidio Holding Company, LLC, which stated that it is the holder of 63% of the outstanding Class A common shares of Presidio, that it was seeking to remove the three current Class A directors and replacing them with Edward Sheetz, David Hamamoto and David King effective as of 12:00 p.m. on September 2, 1997. There exists substantial doubt as to the effectiveness of such notice. On August 15, 1997, Presidio applied to the Judge of the High Court in the British Virgin Islands for a declaration that the written resolution of Presidio Holding LLC dated July 25, 1997 was invalid and of no effect insofar as it purports to be a written resolution of the Class A Members of Presidio.

         As of August 18, 1997, there have been no changes in the composition of the officers and directors of the general partners. In addition, the administrative services agreement with Wexford remains in effect and is scheduled to terminate in November 1997.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:  None.

          (b)     Reports on Form 8-K:  A Form 8-K was filed on August 7, 1997.

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



                                          RESOURCES PENSION SHARES 5, L.P.

                                          By:    Resources Capital Corp.
                                                 Administrative General Partner




Dated:     August 18, 1997                By:    /s/ Joseph M. Jacobs
                                                 --------------------
                                                 Joseph M. Jacobs
                                                 President
                                                 (Duly Authorized Officer)



Dated:     August 18, 1997                By:    /s/ Jay L. Maymudes
                                                 -------------------
                                                 Jay L. Maymudes
                                                 Vice President, Secretary and
                                                 Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)