Form 10-Q
period 1997-09-30
RESOURCES PENSION SHARES 5 LP
filed 1997-11-19
CIK 789987

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997

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

                        RESOURCES PENSION SHARES 5, L.P.

                         FORM 10-Q - SEPTEMBER 30, 1997





                                      INDEX




PART I -   FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - September 30, 1997 and December 31, 1996

         STATEMENTS OF  OPERATIONS - For the three months  ended  September  30,
               1997 and 1996 and for the nine months ended September 30, 1997 and 1996

         STATEMENT OF PARTNERS' EQUITY - For the nine months ended September 30,
               1997

         STATEMENTS OF CASH FLOWS - For the nine months ended September 30, 1997 and 1996

         NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


PART II -  OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                             RESOURCES PENSION SHARES 5, L.P.

                                      BALANCE SHEETS



                                                          September 30,     December 31,
                                                              1997             1996
                                                           -----------     -----------

ASSETS

     Cash and cash equivalents .......................     $21,521,803     $10,375,892
     Investments in mortgage loans ...................      19,161,430      30,255,687
     Real estate - net ...............................       9,268,958       7,777,158
     Other assets ....................................         161,640         154,030
     Interest receivable - mortgage loans ............         159,685         306,101
     Interest receivable - other .....................            --            46,886
                                                           -----------     -----------
                                                           $50,273,516     $48,915,754
                                                           ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses ...........     $   667,958     $   668,794
     Distributions payable ...........................         632,316         632,316
     Other liabilities ...............................         443,050         443,050
     Due to affiliates ...............................         192,763         224,716
                                                           -----------     -----------

        Total liabilities ............................       1,936,087       1,968,876
                                                           -----------     -----------
Commitments and contingencies

Partners' equity
     Limited partners' equity (as restated) (5,690,843
        units issued and outstanding) ................      47,854,065      46,477,419
     General partners' equity (as restated) ..........         483,364         469,459
                                                           -----------     -----------

        Total partners' equity .......................      48,337,429      46,946,878
                                                           -----------     -----------

                                                           $50,273,516     $48,915,754
                                                           ===========     ===========


See notes to financial statements.

                                        RESOURCES PENSION SHARES 5, L.P.

                                            STATEMENTS OF OPERATIONS


                                                  For the three months ended        For the nine months ended
                                                         September 30,                     September 30,
                                                 ----------------------------      ----------------------------
                                                     1997             1996             1997             1996
                                                 -----------      -----------      -----------      -----------
Revenues
     Mortgage loans interest income ........     $   651,041      $   745,052      $ 2,069,620      $ 2,316,254
     Operating income - real estate ........         254,478          207,943          770,758          728,456
     Short term investment interest ........         234,990          120,570          493,813          294,152
     Other income ..........................         106,879          220,509          193,139          247,464
                                                 -----------      -----------      -----------      -----------
                                                   1,247,388        1,294,074        3,527,330        3,586,326
                                                 -----------      -----------      -----------      -----------

Costs and expenses
     Management fees .......................         180,303          204,245          540,290          569,387
     Operating expenses - real estate ......         166,985          205,221          434,730          491,578
     Depreciation and amortization expense .          53,000           52,299          159,000          155,447
     General and administrative expenses ...          51,236           70,010          129,810          199,963
     Property management fees ..............          22,502           13,500           46,953           42,420
     Mortgage servicing fees ...............          12,463           19,046           50,994           57,138
     Provision for (recovery of) loan losses            --          1,547,830         (721,946)       1,547,830
                                                 -----------      -----------      -----------      -----------

                                                     486,489        2,112,151          639,831        3,063,763

     Gain on foreclosure ...................         400,000             --            400,000             --
                                                 -----------      -----------      -----------      -----------

                                                      86,489        2,112,151          239,831        3,063,763
                                                 -----------      -----------      -----------      -----------

Net income (loss) ..........................     $ 1,160,899      $  (818,077)     $ 3,287,499      $   522,563
Net income (loss) attributable to
     Limited partners ......................     $ 1,149,290      $  (809,897)     $ 3,254,624      $   517,337
     General partner........................          11,609           (8,180)          32,875            5,226
                                                 -----------      -----------      -----------      -----------

                                                 $ 1,160,899      $  (818,077)     $ 3,287,499      $   522,563
                                                 ===========      ===========      ===========      ===========

Net income (loss) per unit of limited
     partnership interest (5,690,843
     units outstanding) ....................     $       .20      $      (.14)     $       .57      $       .09
                                                 ===========      ===========      ===========      ===========

See notes to financial statements.

                                RESOURCES PENSION SHARES 5, L.P.

                                 STATEMENT OF PARTNERS' EQUITY



                                                 General           Limited           Total
                                                 Partners'        Partners'         Partners'
                                                 Equity            Equity            Equity
                                              ------------      ------------      ------------

Balance, January 1, 1997 ................     $    (71,931)     $ 47,018,809      $ 46,946,878

Reallocation of partners' equity ........          541,390          (541,390)             --
                                              ------------      ------------      ------------

Balance, January 1, 1997 (as restated) ..          469,459        46,477,419        46,946,878

Net income for the nine months ended
    September 30, 1997 ..................           32,875         3,254,624         3,287,499

Distributions for the nine months ended
     September 30, 1997 ($.33 per limited          (18,970)       (1,877,978)       (1,896,948)
     partnership unit)
                                              ------------      ------------      ------------

Balance, September 30, 1997 .............     $    483,364      $ 47,854,065      $ 48,337,429
                                              ============      ============      ============


See notes to financial statements.

                                         RESOURCES PENSION SHARES 5, L.P.

                                              STATEMENTS OF CASH FLOWS


                                                                   For the nine months ended
                                                                         September 30,
                                                                ------------------------------
                                                                    1997              1996
                                                                ------------      ------------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

Cash flows from operating activities
     Net income ...........................................     $  3,287,499      $    522,563
     Adjustments to reconcile net income to net
        cash provided by operating activities
            (Recovery of) provision for loan losses .......         (721,946)        1,547,830
            Gain on foreclosure ...........................         (400,000)             --
            Depreciation and amortization expense .........          159,000           155,447
            Amortization of mortgage acquisition fees .....          112,354            95,779
            Deferred interest receivable
                                                                        --             (75,463)
     Changes in assets and liabilities
        Other assets ......................................          (19,610)             --
        Interest receivable - mortgage loans ..............          146,416              --
        Interest receivable - other .......................           46,886           (34,381)
        Accounts payable and accrued expenses .............             (836)          187,313
        Due to affiliates .................................          (31,953)           21,343
                                                                ------------      ------------

               Net cash provided by operating activities ..        2,527,810         2,420,431
                                                                ------------      ------------

Cash flows from investing activities
     Mortgage loan repayments received ....................       12,603,849           297,546
     Additions to real estate .............................         (138,800)          (80,488)
     Investment in mortgage loan ..........................       (2,000,000)             --
                                                                ------------      ------------

               Net cash provided by investing activities ..       10,465,049           217,058
                                                                ------------      ------------

Cash flows from financing activities
     Distributions to partners ............................       (1,896,948)       (1,667,015)
                                                                ------------      ------------

Net increase in cash and cash equivalents .................       11,095,911           970,474

Cash and cash equivalents, beginning of period ............       10,375,892         9,192,906
                                                                ------------      ------------

Cash and cash equivalents, end of period ..................     $ 21,521,803      $ 10,163,380
                                                                ============      ============

Supplemental disclosure of noncash investing and financing activities

As discussed in Note 4, on September 30, 1997, the Partnership received a deed-in-lieu of foreclosure on the property underlying the Xerox loan. At that date, the Xerox loan had a carrying value of $1,100,000 and the underlying property had an estimated net realizable value of $1,500,000, necessitating a gain on foreclosure of $400,000. The carrying value of the Xerox loan was removed from the books and the Partnership recorded an investment in real estate assets of $1,500,000. This mortgage loan was accounted for under the investment method.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         Allowance for loan losses (continued)

         senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of September 30, 1997. A provision for loan loss of $1,547,830 was recorded for the quarter ended September 30, 1996 relating to the Santa Ana loan. During the first quarter of 1997, the Partnership recorded a recovery of loan loss for $721,946 relating to that loan (Note 4). There was no reserve required for the quarter ended September 30, 1997.

         Write-down for impairment

         The Partnership records write-downs for impairment based upon a quarterly review of the real estate in its portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each period. Accordingly, the Partnership may record additional write-downs in subsequent periods and such write-downs could be material. A write-down for impairment was not required for the quarter ended September 30, 1997 and 1996.

         Fair value of financial instruments

         The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents and investments in mortgage loans. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

         Recently issued accounting pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income"

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Recently issued accounting pronouncements (continued)

         establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

         Management of the Company does not believe that these new standards will have a material effect on the Company's reported operating results, per share amounts, financial position or cash flows.

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

         On November 2, 1997, the Administrative Services Agreement with Wexford Management LLC ("Wexford"), the administrator for Presidio, expired. Pursuant to that agreement, Wexford had the authority to designate directors of the General Partners. Effective November 3, 1997, Wexford and Presidio entered into an Administrative Services Agreement dated as of November 3, 1997 (the "ASA") which expires on May 3, 1998. Under the terms of the ASA Wexford will provide consulting and administrative services to Presidio and its affiliates for a term of six months. During the nine months ended September 30, 1997 and September 30, 1996, reimbursable expenses to Wexford amounted to $20,678 and $88,539, respectively.

         Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the General Partners tendered their resignation. On the same date, the Board of Directors appointed new individuals to serve as officers and/or directors of the General Partners.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)


         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the quarters ended September 30, 1997 and 1996, the Administrative General Partner earned $180,303 and $204,245, respectively.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the quarters ended September 30, 1997 and 1996, the Investment General Partner earned $12,463 and $19,046, respectively, for mortgage servicing fees.

         The Partnership has entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton property when leasing services are performed or 3% of gross revenue when no leasing services are performed. During 1994, RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC. There was no supervisory management fee earned by RSMC for the quarters ended September 30, 1997 and 1996. Management fees earned by the unaffiliated local management company amounted to $12,202 and $13,500 for the quarters ended September 30, 1997 and 1996, respectively.

         The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner. For the quarters ended September 30, 1997 and 1996, the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net income (loss) of $11,377, $116 and $116 and $(8,016), $(82) and
         $(82), respectively.

         As of April 1, 1997 affiliates of Presidio have purchased 538,004 units of the Partnership. These units represent approximately 9.45% of the outstanding Partnership units and entitle the affiliates to approximately $59,000 in distributions for the quarter ended September 30, 1997.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


4         INVESTMENTS IN MORTGAGE LOANS

         DVL Loan

         On February 28, 1997, the Partnership funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL"), in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly. In addition, the Partnership is entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which is to be applied as a reduction of principal. The Note matures on February 27, 2000 and may be pre-paid during the first two years. The Note is secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL.

         On July 30, 1997, DVL sold one of the properties underlying the promissory notes and made a $1,075,000 prepayment of the Note. Approximately $1,032,000 of the prepayment was applied towards the principal balance of the Note and the remainder was applied to interest and a yield maintenance fee.

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

         As a result of an economic decline in the surrounding area, the tenancy at the Santa Ana Shopping Center slowly shifted from regional, credit tenants to local, non-credit tenants. Consequently, although the cash flow from the operation of the center had not declined, its value was eroded due to the shift in tenancy. Management performed cash flow projections and analyzed data regarding sales of comparable centers in order to estimate the fair value of the center for the purpose of valuing the loan. Based upon an analysis of the projected cash flow from the center using a 13% capitalization rate and market comparables indicating a value of approximately $78 per square foot, the fair value of the center was estimated to be approximately $2,500,000 at September 30, 1996. The net carrying value of the loan at September 30, 1996, was $4,047,830, necessitating a provision for loan loss of $1,547,830. The Partnership also ceased accruing interest on this loan as of such date.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


4         INVESTMENTS IN MORTGAGE LOANS (continued)

         Santa Ana Square Loan (continued)

         On April 10, 1997 the Partnership entered into a settlement agreement with the Santa Ana borrower in which, among other things, the borrower gave the Partnership a deed-in-lieu of foreclosure on the property. A separate entity was formed, Santa Ana Holding, LLC, to take title to the property. The Partnership is a member of the entity and is entitled to 100% of all assets, distributions, and net income. On April 30, 1997 the Partnership sold this property for net proceeds of $3,213,908. The net carrying value of the Santa Ana loan was $2,491,962, necessitating a recovery of loan loss of $721,946 which was recorded in the first quarter of 1997.

         Xerox Loan

         In March 1997, the Xerox loan matured. On September 30, 1997, the Partnership received a deed-in-lieu of foreclosure on the property underlying this loan. At that date, the Xerox loan had a carrying value of $1,100,000 and the underlying property had a fair market value of $1,500,000. Accordingly, the Partnership has reduced its investments in mortgage loans by the carrying value of the Xerox loan and recorded an addition to real estate for the fair market value of the underlying property, which resulted in a gain on foreclosure in the amount of $400,000. A separate entity was formed, 2810 Arlington Holding LLC, to take title to the property. The Partnership is a member of the entity and is entitled to 100% of all assets, distributions, and net income.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


4        INVESTMENTS IN MORTGAGE LOANS (continued)

         Information with respect to the Partnership's mortgage existing loans is summarized below:

                                                                                                                         Interest
                                                    Interest Rate                                       Mortgage        Recognized
                                     ---------------------------------------       Maturity              Amount          Sept. 30,
        Description                      Current %                Accrued %          Date               Advanced           1997
        -----------                      ---------                ---------          ----               --------           ----
     Shopping Centers
     Santa Ana Square
       Santa Ana, CA (5) (7)                10.91               1.29 - 0           March 1997         $  2,600,000      $   43,482

     Lucky Supermarket
       Buena Park, CA (6)            8.41 - 10.00 (1)           1.82 - 0 (1)       May 2005              2,200,000         166,154

     Avon Market Ctr.
       Avon, CO (5)                          8.35                    -             April 2003            3,750,000         204,068

     Medford Village Outlet Center
       Medford, MN (10) (5)                  8.55                    -             April 1998            8,612,500         287,374


     DVL, Inc. (9) (5)                      12.00                    -             February 2000         2,000,000          99,266
     -

     Office Buildings
     Bank of California
       Seattle, WA (2) (6)           9.36 - 10.24                 3.0 - 0          May 1998              8,500,000         958,972
     8,573,639

     Xerox
       Arlington, TX (6) (8)                 4.55 (1)       10.38 - 11.47 (1)      March 1997            1,100,000          60,628

     Lionmark Corp. Ctr.
       Columbus, OH (5)                       8.5                 -                June 2003             4,000,000         249,676
                                                                                                       -----------      ----------

                                                                                                       $32,762,500     $ 2,069,620
                                                                                                       ===========     ===========


                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS (continued)

                                          Contractual     Carrying         Carrying
                                            Balance         Value            Value
                                           Sept. 30,      Sept. 30,         Dec. 31,
                                            1997 (4)       1997 (3)         1996 (3)
                                          -----------    ------------    -------------
     Shopping Centers
     Santa Ana Square
       Santa Ana, CA (5) (7)              $  -            $   -             $2,495,981

     Lucky Supermarket
       Buena Park, CA (6)                  2,508,145        2,240,580        2,244,550

     Avon Market Ctr.
       Avon, CO (5)                        3,656,433        3,656,433        3,673,112

     Medford Village Outlet Center
       Medford, MN (10) (5)                  -                 -             8,239,815


     DVL, Inc. (9) (5)                       820,932          820,932           -
     -

     Office Buildings
     Bank of California
       Seattle, WA (2) (6)                16,845,828        8,535,960        8,573,639
     8,573,639

     Xerox
       Arlington, TX (6) (8)                 -                -              1,101,872

     Lionmark Corp. Ctr.
       Columbus, OH (5)                    3,907,525        3,907,525        3,926,718
                                         -----------     ------------      -----------

                                         $27,738,863     $ 19,161,430      $30,255,687
                                         ===========     ============      ===========


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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS (continued)

       3. The carrying values of the above mortgage loans are inclusive of acquisition fees and accrued interest recognized and allowance for loan losses.
       4. The contractual balance represents the original mortgage amount advanced plus accrued interest calculated in accordance with the loan agreements, less principal amortization received.
       5.  These loans are  accounted  for under the  interest  method.
       6.  These loans are accounted for under the investment method.
       7. During 1996, the Partnership recorded a provision for loan losses of $1,547,830 on this loan. Due to a settlement in April 1997 with the Santa Ana borrower, the Partnership recorded a recovery of loan loss of $721,946 in the first quarter of 1997. The property securing this loan was sold by the Partnership on April 30, 1997.
       8. This loan matured in March 1997. On September 30, 1997 the Partnership received a deed in lieu of foreclosure on the property underlying the loan and is currently attempting to secure a sale of the property.
       9. This loan was made in February 1997. On July 30, 1997, the Partnership received a prepayment of $1,075,000, of which approximately $1,032,000 was applied to the principal balance of the loan with the remainder applied to interest and a yield maintenance fee.
      10. This loan was made in July 1995 and had a floating interest rate, capped at 10%, based on the Eurodollar rate for each quarterly interest period plus 280 basis points. Such loan was made with the proceeds of two loans which were repaid during 1994. This loan was repaid in its entirety on June 30, 1997.

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

         On January 27, 1992, the Partnership received $450,000 from the former property owner in exchange for a release of a personal guarantee in which the former property owner was obligated to reimburse the
         Partnership for asbestos removal up to a maximum of $500,000. The receipt of these funds was recorded as a liability on the Partnership's balance sheet. During June 1992, $6,950 was paid for remedial cleaning in connection with the asbestos removal and the unexpended asbestos reserve aggregated $443,050 at September 30, 1997 and December 31, 1996. The Partnership does not presently plan to commence removal of the asbestos until a purchaser or tenant for the property is identified.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

5         REAL ESTATE

         The owner of the Landover Mall ("Mall Owner"), where the Garfinkel property is located, has requested reimbursement from the Partnership for common area maintenance and utility usage charges, allegedly due under certain agreements made between the former owner of the property and Mall Owner for periods subsequent to the date that the Partnership took title to the property. The Partnership believes it may be obligated only for the actual value of certain items. Discussions between the Partnership and Mall Owner are on-going as to the exact amount to be paid. However, the Partnership has accrued $60,000 for the nine months ended September 30, 1997 for an aggregate potential liability of $560,829 from inception through September 30, 1997. Such liability is included in accounts payable and accrued expenses in the accompanying balance sheet.

         As of September 30, 1997, the Garfinkel's property is still vacant.

         Groton

         This property was acquired via foreclosure on December 9, 1993. Occupancy at the shopping center declined from approximately 82% at the time of foreclosure to 79% at September 30, 1997. The anticipated lease-up of the vacant space had not occurred as of September 30, 1997 resulting in lower than anticipated net operating income. In addition, management is currently investigating the potential cost to correct certain environmental violations at the shopping center. It was determined, based on an internal analysis prepared as of March 31, 1995, that the net carrying value of the property could not be realized. The analysis indicated that the property had an estimated net realizable value of $5,500,000 compared to a net carrying value of approximately $7,360,000. Consequently, management established a write-down for impairment on the property of $1,860,000 at March 31, 1995.

         Xerox

         This property was acquired via a deed-in-lieu of foreclosure on September 30, 1997 (Note 4). The property has been recorded at its estimated net realizable value at such date. The Partnership is currently attempting to secure a sale of the property.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


5         REAL ESTATE (continued)

         The following table is a summary of the Partnership's real estate as of:

                                              September 30,        December 31,
                                                   1997                1996
                                              ------------         ------------

Land .................................        $  2,202,000         $  1,902,000
Building and improvements ............           7,858,990            6,520,190
                                              ------------         ------------
                                                10,060,990            8,422,190
Less accumulated depreciation ........            (792,032)            (645,032)
                                              ------------         ------------

                                              $  9,268,958         $  7,777,158
                                              ============         ============

6        DISTRIBUTIONS PAYABLE TO PARTNERS

         Distributions payable are as follows:

                                               September 30,     December 31,
                                                   1997             1996
                                                 --------         --------


Limited partners ($.11 per unit) ..........      $625,993         $625,993
General partners ..........................         6,323            6,323
                                                 --------         --------

                                                 $632,316         $632,316
                                                 ========         ========


         Such distributions were paid subsequent to September 30, 1997 and December 31, 1996, respectively.

7         PARTNERS' EQUITY

         The General Partners hold a 1% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this

                       RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

7         PARTNERS' EQUITY (continued)

         accounting does not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 1% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $541,390 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

8         SUBSEQUENT EVENTS

         Oliveye Loan

         On October 31, 1997, the Partnership funded a first mortgage loan to Oliveye Hotel Limited Partnership in the principal amount of $6,500,000. The loan has an annual interest rate of 11% and is payable monthly. The loan is secured by the Crowne Plaza Hotel located in Cincinnati, Ohio, and matures in October, 2000.

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

         As of September 30, 1997, the Partnership has funded an aggregate of $20,450,000 to the mortgagors in five outstanding mortgage loans, consisting of five first mortgage loans and one wraparound mortgage loan. See Note 4 to the financial statements.

         On June 30, 1997 the Medford loan was prepaid in its entirety. The Partnership received $8,129,181 of which $8,000,000 was applied toward the principal balance of the loan and the remainder was applied to interest.

         On February 28, 1997, the Partnership funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL"), in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly. In addition, the Partnership is entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which is to be applied as a reduction of principal. The Note matures on February 27, 2000 and may be pre-paid during the first two years without penalty. The Note is secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL.

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

         In March 1997, the Xerox loan matured. On September 30, 1997 the Partnership received a deed-in-lieu of foreclosure on the property underlying this loan. At that date, the Xerox loan had a carrying value of $1,100,000 and the underlying property had an estimated net realizable value of $1,500,000. Accordingly, the Partnership has reduced its investments in mortgage loans by the carrying value of the Xerox loan and recorded an addition to real estate for the estimated net realizable value of the underlying property.

         On October 31, 1997, the Partnership funded a first mortgage loan to Oliveye Hotel Limited Partnership, in the principal amount of $6,500,000. This loan has an annual interest rate of 11% and is payable monthly. The loan is secured by the Crowne Plaza Hotel located in Cincinnati, Ohio, and matures in October, 2000.

         For the quarter ended September 30, 1997, the Partnership paid a cash distribution to its partners representing a 4.4% annualized return on each limited partner's original investment. If necessary, the Partnership has the right to establish reserves either from disposition proceeds or from cash flow. At September 30, 1997, working capital reserves were approximately $19,000,000. Management is actively seeking new investment opportunities for the recent disposition proceeds. According to the Partnership Agreement, disposition proceeds are required to be reinvested or held in reserves until August 1998 after which time management will evaluate whether a distribution is warranted, or proceeds will be held in working capital reserves.

         Currently, the foreclosed property which formerly secured the Garfinkel Loan is vacant. Funds which are necessary to lease up the property and to remedy deferred maintenance conditions at the Garfinkel's property will be supplied from the Partnership's working capital reserves. In addition, the Partnership may in the future need funds for capital improvements to, and leasing of, the property which formerly secured the Groton loan and such funds may be drawn from working capital reserves. The Partnership currently holds working capital reserves in short term investments, at rates which are lower than the returns previously earned on the loans that have been prepaid. If excess working capital is ultimately invested in new loans, these investments are likely to be at lower rates than previous investments due to current market conditions.

         Except as discussed  above,  management is not aware of any other known
         trends,   events,   commitments  or  uncertainties  that  will  have  a
         significant impact on liquidity.

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each mortgage loan in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospect for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of September 30, 1997. On April 10, 1997 the Partnership entered into a settlement agreement with the Santa Ana borrower in which, among other things, the borrower gave the Partnership a deed in lieu of foreclosure on the property. On April 30, 1997 the Partnership sold this property for net proceeds of $3,213,908. The carrying value of the Santa Ana loan was approximately $2,491,962, necessitating a recovery of loan loss of $721,946 which was recorded in the first quarter of 1997.

         Write-down for impairment

         The Partnership records write-downs for impairment based upon a quarterly review of the real estate in its portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each period. Accordingly, the Partnership may record additional write-downs in subsequent periods and such write-downs could be material. A write-down for impairment was not required for the nine months ended September 30, 1997 and 1996.

         Results of operations

         Net income increased for both the three and nine months ended September 30, 1997. The increase for both periods was primarily due to a provision for loan losses recorded on the Santa Ana property in 1996 compared with a recovery of loan losses recorded in 1997 as described above and the gain on foreclosure relating to the Xerox loan recorded for the three months ended September 30, 1997.

         Revenues decreased for both the three and nine months ended September 30, 1997 compared with the same periods in the prior year primarily due to a decrease in mortgage loans interest income partially offset by a decrease in short term investment income. Short term investment income increased due to an increase in cash and cash equivalents available for short term investment. Mortgage loans interest income decreased as a result of the Santa Ana and Medford repayments.

         Costs and expenses decreased for both the three and six months ended September 30, 1997 compared to the same periods in the prior year. The decrease was primarily a result of the provision for loan losses recorded in 1996 on the Santa Ana loan, compared with the recovery of loan losses that was recorded in 1997 coupled with a decrease in general and administrative expenses for both periods. General and administrative expenses decreased primarily as a result of a decrease in payroll costs.

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



                                                RESOURCES PENSION SHARES 5, L.P.

                                            By: Resources Capital Corp.
                                                Administrative General Partner




Dated:  November 19, 1997                   By: /s/ Richard Sabella
                                                -------------------
                                                Richard Sabella
                                                President
                                                (Duly Authorized Officer)



Dated:  November 19, 1997                   By: /s/ Kevin Reardon
                                                -----------------
                                                Kevin Reardon
                                                Vice President, Secretary and
                                                Treasurer
                                                (Chief Accounting Officer)