Form 10-K
period 1997-12-31
RESOURCES PENSION SHARES 5 LP
filed 1998-04-15
CIK 789987

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                         Commission File Number 0-15690

                        RESOURCES PENSION SHARES 5, L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                          13-3353722
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


 411 West Putnam Avenue, Greenwich, CT                         06830
 (Address or principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code       203-862-7444


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


Item 1.           Business

General

Resources Pension Shares 5, L.P. (the "Registrant") is a Delaware limited partnership which was formed on February 11, 1986 as an investment medium primarily for tax-exempt investors. Registrant was formed for the purpose of investing primarily in participating mortgage loans and, to a lesser extent, in land sale-leasebacks on improved, income-producing commercial real estate. Through April 1, 1998, Disposition Proceeds (as hereinafter defined) must be reinvested by Registrant or held as reserves. Thereafter, the Administrative General Partner may either reinvest or distribute any such Disposition Proceeds. Due to the substantial changes which have occurred in the real estate financing markets during the last several years, none of the mortgage loans made after 1992 contain provisions permitting Registrant to participate in the economic benefits of any increase in a property's revenue or value ("Participations"). Such mortgage loans also do not provide for a certain portion of the base interest to accrue and be paid upon maturity of the respective mortgage loan, upon sale or refinancing of the property or after a stated period of time. Certain loans made prior to 1993 do contain such features. The security for any mortgage loan investment is intended to consist of commercial and industrial properties (such as office buildings, shopping centers and industrial buildings) and, possibly, leasehold interests in properties.

The Investment General Partner of the Registrant, Resources Pension Advisory Corp., and the Administrative General Partner, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). Resources Pension Advisory Corp. and Resources Capital Corp. were, until November 3, 1994, wholly-owned subsidiaries of Integrated Resources Inc. ("Integrated"). On November 3, 1994, Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code, at which time, pursuant to such plan of reorganization, the newly formed Presidio purchased substantially all of Integrated's assets. The Associate General Partner is Presidio AGP Corp. ("Presidio AGP"), a Delaware corporation, which replaced as Associate General Partner Richard H. Ader, a former executive officer of Integrated. Presidio AGP is also a wholly-owned subsidiary of Presidio.

In December 1994, Richard Ader notified Registrant of his withdrawal as Associate General Partner. The withdrawal became effective, after 60 days prior written notice to Limited Partners, on February 28, 1995. Upon the effective date of such withdrawal, Presidio AGP became the Associate General Partner. The Administrative General Partner is also a general partner in several other limited partnerships which are controlled by Presidio. (The Investment General Partner, Administrative General Partner and the Associate General Partner are hereinafter collectively referred to as the "General Partners.")

Effective with the consummation of Integrated's plan of reorganization, Presidio entered into a management and administrative agreement with Concurrency Management Corp. ("Concurrency"). Effective January 1, 1996, Wexford Management Corp. (formerly Concurrency) assigned its agreement to provide administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford").

On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the class B shares of Presidio, the corporate parent of the General Partners. This acquisition when aggregated with previous acquisitions, caused NorthStar

Capital Partners to acquire indirect control of the General Partners. On November 2, 1997, the Administrative Services Agreement with Wexford expired. Pursuant to that agreement Wexford had the authority to designate directors of the General Partners. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates including the General Partners and Registrant. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the General Partners tendered their resignation. On the same date, the Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of the General Partners.

Registrant had registered 16,000,000 units of limited partnership interest at $10 per interest (the "Units") with the Securities and Exchange Commission, 6,000,000 of which were for Registrant's Reinvestment Plan. On February 12, 1988, Registrant terminated its offering of Units, having raised $56,907,425 from approximately 5,800 investors (including $699,565 from Units issued pursuant to the Reinvestment Plan). After the payment of a nonaccountable expense reimbursement to the Administrative General Partner, Registrant had approximately $54,238,000, including evaluation fees and acquisition fees paid or payable to the Administrative General Partner, available for investment and reserves.

Mortgage Investments of Registrant

As of December 31, 1997, the Registrant had investments in six mortgage loans, consisting of five first mortgage loans and one wraparound mortgage loan, in the aggregate original amount of $26,950,000. The following table sets forth, as of December 31, 1997, the outstanding mortgage loan investments made by Registrant:

                                                    Mortgage loans as of December 31, 1997
                                ----------------------------------------------------------------------------
                                              Original                                Current       Deferred
                                Rentable      Mortgage       Date       Maturity     Interest       Interest
                                Sq. Ft.       Amount (1)     Funded      Date          Rate           Rate
                                -------       ----------     ------      ----          ----           ----



   Shopping Centers
   DVL, Inc.                        N/A    $  2,000,000       2/97       2/00          12%              -

   Lucky Supermarket
   Buena Park, California        47,000       2,200,000       5/88       5/05          10.0 % (2)       -

   Avon Marketplace
   Avon, Colorado                70,211       3,750,000       3/93       4/03          8.35%            -

   Hotel
   Crowne Plaza Hotel           200,000       6,500,000       10/97     10/00          11%              -
   Cincinnati, Ohio

   Office Buildings
   Bank of California           618,041    8,500,000 (3)      5/88       5/98          7-10.0%       3.0% - 0%
   Seattle, Washington

   Lionmark Corporate
   Center Columbus, Ohio         79,415       4,000,000       6/93       6/03          8.5%             -
                                           ------------

                                           $ 26,950,000
                                           ============


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

On December 21, 1992, the Investment General Partner, on behalf of Registrant, foreclosed on the property securing the Garfinkel Loan. On December 9, 1993, Registrant foreclosed on the mortgage securing the Groton Shopping Center (the "Groton Loan"). On September 30, 1997, Registrant received a deed-in-lieu of foreclosure on the property underlying the Xerox loan and is currently attempting to secure a sale of the property. See Item 2, "Properties."

On April 10, 1997, Registrant entered into a settlement agreement with the Santa Ana borrower in which, among other things, the borrower gave to Registrant a deed-in-lieu of foreclosure on the property securing this loan. On April 30, 1997, Registrant sold this property for net proceeds of $3,213,908. See "Mortgage Transactions and Defaults" below.

On February 28, 1997, Registrant funded an additional promissory note in the original principal amount of $2,000,000 on which the Registrant received a partial prepayment of $1,075,000, a portion of which was applied to the outstanding principal. On October 31, 1997, Registrant funded a first mortgage loan to Oliveye Hotel Limited Partnership in the principal amount of $6,500,000. In addition, during 1997, Registrant received $8,129,181 in full satisfaction of the Medford Village loan. For additional information regarding Registrant's mortgage investments see "Mortgage Transactions and Defaults" below.

For the year ended December 31, 1997, the Bank of California loan generated approximately 48% of Registrant's mortgage interest revenue.

Recent Mortgage Transactions and Defaults

Allowance for Loan Losses

Certain of the properties, as described below, on which Registrant made loans have experienced varying degrees of operating or other problems which resulted in the establishment of an allowance for loan losses. For a discussion of Registrant's policy regarding allowances for loan losses, see Item 8, "Financial Statements and Supplementary Data".

Bank of California, Seattle Loan

Bank of California Loan, in the principal amount of $8,500,000 ("Wrap Loan"), is secured by, among other things, the interest of Gum Loong Limited Partnership ("Gum Loong") in land (the "Land") located in downtown Seattle, Washington. The building situated on the Land is commonly known as the Bank of California Building (the "Building"). The Land is subject to a long term ground lease (the "Ground Lease"). Concurrently with the closing of the Wrap Loan, Gum Loong acquired the lessor's interest under the Ground Lease and Continental Seattle Partners L.P. ("CSP"), an affiliate of Gum Loong, acquired the lessee's interest under the Ground Lease and the fee interest in the Building. CSP also acquired the lessor's interest under a master (net) sublease with the Bank of California for the entire Building. A first mortgage on the land ("Land Loan") in the amount of $8,000,000 is held by Anchor National Life Insurance Company ("Anchor"). Under the provisions of the Wrap Loan, Gum Loong is required to make the payments required under both the Land Loan and the Wrap Loan to Registrant on a monthly basis. Registrant, in turn, then pays Anchor the amounts due under the Land Loan on a monthly basis. The Wrap Loan is secured by a Wraparound Deed of Trust dated May 2, 1988 in the amount of $16,500,000 between Registrant and Gum Loong. The Building is encumbered by a loan ("Building Loan") between the Bank of Tokyo Trust Company (Seattle Branch) ("BOT") and CSP, in the amount of $48,000,000, secured by a first mortgage on the Building and a third mortgage on the Land. This loan is also guaranteed by Gum Loong. Registrant's collateral for the Wrap Loan is the Land, the Ground Lease, and, subject to the BOT's lien, the Building.

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

The plan calls for, among other things, a Court appointed liquidating agent to manage the building securing Registrant's loan, and to pay the installments due under Registrant's loan. The liquidating agent is also required to sell the building and the property by June 1998 in a sale that must be approved by the Bankruptcy Court, and to which Registrant may object, or at a court approved auction in which the Registrant could bid. If the property is sold in a non-auction sale, the purchaser can buy the building free and clear by satisfying Registrant's mortgage indebtedness, or purchase the property subject to Registrant's loan. Registrant has been informed that the agent is attempting to sell the property. If the building is purchased subject to Registrant's loan, the purchaser will have the right to extend the loan for three years from the present maturity date at a rate of 300 basis points over the yield on three year United States Treasury notes at that time, paying interest only from May 1998 until the new maturity date. Such a purchaser would also have to pay an extension fee of 60 basis points if it elects the three year extension option.

Medford Village Loan

On July 25, 1995 Registrant purchased a first mortgage loan in the principal amount of $8,612,500 for approximately $8,700,000 in cash. The loan had a floating interest rate, capped at 10%, based on the Eurodollar rate for each quarterly interest period plus 280 basis points. The loan was payable in quarterly installments of principal and interest, maturing on April 22, 1998 with a balloon payment of $7,737,500 plus any deferred interest due. The borrower had the right to two, one year extensions for a fee of $23,500 each year, provided the loan to value ratio at the time did not exceed 60%. The loan was collateralized by a guarantee from the borrowers' principals, should the borrower have defaulted, and was secured by a 121,660 square foot shopping center known as Medford Village Outlet Center located in Medford, Minnesota.

On June 30, 1997, the Medford loan was repaid in its entirety. Registrant received $8,129,181 of which $8,000,000 was applied towards the outstanding principal balance of the loan and the remainder was applied to interest.

Santa Ana Loan

Originally, a $2,600,000 first mortgage loan which was secured by a shopping center located in Santa Ana, California. As a result of an economic decline in the surrounding area, the tenancy at the Santa Ana Shopping Center has been slowly shifting from regional, credit tenants to local, non-credit tenants. Consequently, although the cash flow from the operation of the center had not declined, its value has been eroded due to the shift in tenancy. Management performed cash flow projections and analyzed data regarding sales of comparable centers in order to estimate the fair value of the center for the purpose of valuing the loan. Based upon analysis of the projected cash flow from the center using a 13% capitalization rate and market comparables indicating a value of approximately $78 per square foot, the fair value of the center was estimated to be approximately $2,500,000. The net carrying value of the loan at September 30, 1996, was $4,047,830, necessitating an allowance for loan losses in the amount of $1,547,830 which was recorded by the Registrant during the quarter ended September 30, 1996. Additionally, the Registrant ceased accruing interest on this loan.

On April 10, 1997, Registrant entered into a settlement agreement with the Santa Ana borrower in which, among other thing, the borrower gave to Registrant a deed-in-lieu of foreclosure on the property. A separate entity was formed, Santa Ana Holding, LLC, to take title to the property. Registrant is the sole member of the entity and is entitled to 100% of all assets, distributions and net income. On April 30, 1997, Registrant sold this property for net proceeds of $3,213,908. The net carrying value of the Santa Ana loan was $2,491,962, necessitating a recovery of loan losses of $721,946 which was recorded during the first quarter of 1997.

DVL Negotiable Promissory Note

On February 28, 1997, Registrant funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL"), in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly. In addition, Registrant is entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which is to be applied as a reduction of principal. The Note matures on February 27, 2000 and may be pre-paid during the first two years without penalty. The Note is secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL, which in the aggregate amounted to $4,325,000 as of February 28, 1997.

Oliveye Loan

On October 31, 1997, Registrant funded a first mortgage loan to Oliveye Hotel Limited Partnership in the principal amount of $6,500,000. The loan has an annual interest rate of 11% and is payable monthly. The loan is secured by the Crowne Plaza Hotel located in Cincinnati, Ohio, and matures in October, 2000.

Xerox Loan

The Xerox loan was originally a $1,100,000 first mortgage loan which was secured by an office building located in Arlington, Texas. This loan was accounted for under the investment method.

In March 1997, the Xerox loan matured in accordance with its terms. On September 30, 1997, Registrant received a deed-in-lieu of foreclosure on the property underlying this loan. At that date, the Xerox loan had a carrying value of $1,100,000 and the underlying property had an estimated net realizable value of $1,500,000. Accordingly, Registrant has reduced its investments in mortgage loans by the carrying value of the Xerox loan and recorded an addition to real estate for the fair market value of the underlying property, which resulted in recognition of interest income for amounts previously deferred in the amount of $400,000. A separate entity was formed, 2810 Arlington Holding, LLC, to take title to the property. Registrant is the sole member of the entity and is entitled to 100% of all assets, distributions and net income. Registrant is currently attempting to sell this property.

Competition

To the extent Registrant reinvests any funds received from loan repayments or property sales, Registrant will be in competition with other companies which are engaged in the business of making loans and selling properties. Registrant's competition would include a large number of lenders, many of whom have resources substantially larger than those of Registrant. The principal competitive factor in Registrant's business is the effective rate charged for loans and the loan-to-value ratio.

In addition, the properties which secure Registrant's mortgage loans may face competition from similar properties in the vicinity. To the extent such competition reduces the gross revenue from the operation of such properties and/or decreases any appreciation in the value of such properties, such competition will reduce any contingent interest otherwise payable to Registrant.

Because Presidio (including its affiliates) is the parent of other entities in addition to the General Partners, such General Partners are or may become affiliated with other entities which are engaged in businesses that are, or may in the future be, in direct competition with Registrant.

Employees

Registrant does not have any employees. Certain services are currently performed by the General Partners and/or their affiliates for Registrant in connection with the servicing of the Mortgage Loans pursuant to a mortgage servicing agreement. NorthStar Presidio currently performs accounting, secretarial, transfer and administrative services for Registrant and Registrant pays its pro rata portion of such services. NorthStar Presidio also performs similar services for other affiliates of the General Partners. See Item 10, "Directors and Executive Officers of Registrant", Item 11, "Executive Compensation" and Item 13, "Certain Relationships and Related Transactions."



Item 2.           Properties

On December 21, 1992, through a foreclosure auction, Registrant acquired fee simple title to the Garfinkel property by bidding $3,200,000 of the mortgage indebtedness owed to it. The Garfinkel property is located in Landover, Maryland and is part of a regional shopping center known as Landover Mall. The parcel of land comprises approximately 4.93 acres. The building is a two-story retail facility consisting of 93,384 rentable square feet of space. The building contains asbestos-containing material and, on January 27, 1992, Registrant received $450,000 from the former property owner in exchange for a release of a personal guarantee which obligated the owner to reimburse Registrant for asbestos removal to a maximum of $500,000. During June 1992, $6,950 was paid for remedial cleaning in connection with the asbestos removal and at December 31, 1997, the unexpended asbestos reserve aggregated $443,050. Registrant does not presently plan to commence removal of the asbestos until a purchaser or tenant for the property is identified. As of March 1, 1998, Registrant has been unable to sell or lease the property, and the building remains vacant.

On December 9, 1993, through a foreclosure, Registrant acquired fee simple title to the Groton Shopping Center property. The shopping center is located in Groton, Connecticut. The parcel of land comprises approximately 17 acres. The property is a neighborhood strip shopping center containing a gross leasable area of 118,938 square feet. In addition, the strip center has a parking area for approximately 450 automobiles. As of March 1, 1998, the Groton Shopping Center was approximately 77% occupied. On December 9, 1993, Registrant entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), also an affiliate of Presidio, to perform certain functions related to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation the greater of 6% of annual gross revenues when leasing services are performed or 3% of gross revenues when no leasing services are performed. During 1994 RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of Registrant. The terms of the agreement are substantially the same as the agreement entered into between Registrant and RSMC. There was no fee earned by RSMC for the year ended December 31, 1997.

The Xerox property, located in Arlington, Texas, was acquired via a deed-in-lieu of foreclosure on September 30, 1997. The property has been recorded at its estimated net realizable value of $1,500,000 at such date. Registrant is currently attempting to sell this property.



Item 3.           Legal Proceedings

For a discussion of Legal Proceedings, see Item 8, "Financial Statements and Supplementary Data", Note 8, ("Commitments and Contingencies") to the Financial Statements.



Item 4.           Submission of Matters to a Vote of Security Holders

None.

PART II


Item 5.           Market for Registrant's Securities and Related
                  Security Holder Matters

There is no established public trading market for the Units of Registrant. From time to time however, tender offers have been or are presently being made. See Footnote 10 to the Financial Statements.

There are certain restrictions set forth in the Partnership Agreement which may limit the ability of a limited partner to transfer Units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or any other reason.

As of March 1, 1998, there were approximately 5,700 limited partners of Registrant, owning an aggregate of 5,690,843 Units.

Distributions per Unit during 1997 and 1996 were as follows:

           Distribution with
        Respect to Quarter Ended            Amount of Distribution Per Unit
        ------------------------            -------------------------------
                                               1997                  1996
   March 31                                  $    .11              $    .11
   June 30                                   $    .11              $    .11
   September 30                              $    .11              $    .11
   December 31                               $    .11              $    .11

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

Item 6.           Selected Financial Data

                                                     Year ended December 31,
                                          (dollars in thousands except per unit amounts)

                           1997              1996               1995              1994             1993
                       ----------        -----------        -----------        -----------     -----------

 Revenues              $    5,335        $     4,748        $     4,130        $     3,824     $     4,115

 Net Income            $    4,033 (4)    $     1,244 (1)    $       254 (3)    $     1,864     $     1,634 (2)

 Net Income
   Per Unit            $      .70 (4)    $       .22 (1)    $       .04 (3)    $       .32     $       .28 (2)

 Distributions
   Per Unit            $      .44        $       .44        $       .24        $       .28     $       .34

 Total Assets          $   50,793        $    48,916        $    49,731        $    50,607     $    50,491

 Partners' Equity      $   48,451        $    46,947        $    48,232        $    49,358     $    49,103


(1)       Net of provision for loan losses of $1,547,830 or $.27 per Unit.

(2)       Net of provision for loan losses of $750,000 or $.13 per Unit.

(3)       Net of write-down for impairment of $1,860,000 or $.32 per Unit.

(4)       Net of recovery for loan losses of $721,946 or $.13 per Unit.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The General Partners hold a 1% equity interest in Registrant. However, at the inception of Registrant, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. Registrant's management determined that this accounting does not appropriately reflect the Limited Partners' and the General Partners' relative participations in Registrant's net assets, since it does not reflect the General Partners' 1% equity interest in Registrant. Thus, Registrant has restated its financial statements to reallocate $541,390 (1% of the gross proceeds raised at Registrant's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of Registrant and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on Registrant's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

Registrant's public offering commenced on May 15, 1986 and terminated on February 12, 1988 generating gross proceeds of $56,907,425, including $699,565 through Registrant's Reinvestment Plan. Registrant initially made ten permanent investments, consisting of nine first mortgage loans and one wraparound mortgage loan, in which Registrant had funded a total of $49,300,000 or 100% of its net proceeds available for investment. On May 21, 1992 and November 16, 1992 loans in the original principal amounts of $8,200,000 and $3,800,000, respectively were repaid. In addition, on December 21, 1992 the Investment General Partner, on behalf of Registrant foreclosed on the property securing the Garfinkel Loan. The original principal amount of this loan was $4,850,000. On March 12, 1993, Registrant funded an additional mortgage loan in the principal amount of $3,750,000 at an annual rate of 8.35% payable in monthly installments of principal and interest. On June 15, 1993 Registrant funded another new mortgage loan in the principal amount of $4,000,000 at an annual interest rate of 8.5% payable in monthly installments of principal and interest. On December 9, 1993 the Investment General Partner on behalf of Registrant foreclosed on the shopping center securing the Groton loan which was in the original principal amount of $8,000,000. On February 2, 1994 the mortgagor on the 415 East 149th Street loan prepaid the entire amount of such loan. The Registrant received $4,781,922 of gross proceeds, consisting of $4,739,540 of principal and $43,382 of interest. On October 11, 1994 the mortgagor on the 134-140 East Fordham Road loan prepaid the entire amount of such loan. The Registrant received $5,238,595 in gross proceeds. In July 1995 Registrant funded an additional mortgage loan in the principal amount of $8,612,500, payable in quarterly installments of principal and interest at a floating interest rate based on the Eurodollar plus 280 basis points for the applicable period, capped at 10%.

On June 30, 1997 the Medford loan was prepaid in its entirety. Registrant received $8,129,181, of which $8,000,000 was applied toward the outstanding principal balance of the loan and the remainder was applied to interest.

On February 28, 1997, Registrant funded the note to DVL, in the principal amount of $2,000,000, at an annual interest rate of 12%, with interest payable monthly. In addition, Registrant is entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which is to be applied as a reduction of principal. The Note matures on February 27, 2000 and may be pre-paid during the first two years without penalty. The Note is secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL.

On July 30, 1997, DVL sold one of the properties underlying the promissory notes and made a $1,075,000 prepayment of the Note. Approximately $1,032,000 of the prepayment was applied toward the principal balance of the Note and the remainder was applied to interest and a yield maintenance fee.

On April 10, 1997, Registrant entered into a settlement agreement with the Santa Ana borrower in which, among other things, the borrower gave Registrant a deed-in-lieu of foreclosure on the property. On April 30, 1997, Registrant sold this property for net proceeds of $3,213,908. The net carrying value of the Santa Ana loan at that time was $2,491,962, necessitating a recovery of loan loss of $721,946 which was recorded in the first quarter of 1997.

In March 1997, the Xerox loan matured. On September 30, 1997 Registrant received a deed-in-lieu of foreclosure on the property underlying this loan. At that date, the Xerox loan had a carrying value of $1,100,000 and the underlying property had an estimated net realizable value of $1,500,000. Accordingly, Registrant has reduced its investments in mortgage loans by the carrying value of the Xerox loan and recorded an addition to real estate for the estimated net realizable value of the underlying property.

On October 31, 1997, Registrant funded a first mortgage loan to Oliveye Hotel Limited Partnership, in the principal amount of $6,500,000. This loan has an annual interest rate of 11% and is payable monthly. The loan is secured by the Crowne Plaza Hotel located in Cincinnati, Ohio, and matures in October, 2000.

As of December 31, 1997, Registrant has funded an aggregate of $26,950,000 to the mortgagors in six mortgage loans which are outstanding, consisting of five first mortgage loans and one wraparound mortgage loan.

Previously, the Bank of California, Seattle wraparound mortgage loan was in default. See Item 1 "Business Mortgage Transactions and Defaults - Bank of California, Seattle Loan." The borrower is currently making payments to Registrant on the Wrap Loan sufficient to make payments on the Land Loan.

If necessary, Registrant has the right to establish reserves either from disposition proceeds or from cash flow.

For the year ended December 31, 1997 as compared to 1996, cash distributions were consistent. At December 31, 1997, working capital reserves were approximately $14,700,000. This represents an increase of approximately $5,400,000 from December 31, 1996 primarily as a result of placing undistributed cash flow from operations into working capital reserves and as a result of the payoffs of the Medford, Santa Ana and DVL loans only partially off set by the funding of the balance of the DVL and the Crowne Plaza loan.

Currently, the foreclosed property which formerly secured the Garfinkel Loan is vacant. Funds which are necessary to lease up the property and to remedy deferred maintenance conditions at the Garfinkel's property will be supplied from Registrant's working capital reserves. In addition, Registrant might need to expend funds for capital improvements and leasing of the property. These funds may be expended from working capital reserves. Registrant currently holds working capital reserves in short term investments, at rates which are lower than the returns previously earned on the loans that have been repaid. If excess working capital is ultimately invested in new loans, these investments are likely to be at lower rates than previous investments due to current market conditions. Loan proceeds are required, as per the Partnership agreement, to be either reinvested or held in working capital reserves until April 1998, after which time the Partnership may distribute, reinvest or hold such proceeds in working capital reserves.


Real Estate Market

The real estate market has begun to recover from the effects of the recent recession which included a substantial decline in the market value of existing properties. However, high vacancy rates continue to exist in many areas. As a result, Registrant's potential for realizing the full value of its investment in mortgages is at increased risk.

Allowance for Loan Losses and Write-Down for Impairment

A provision for loan losses is established based upon a quarterly review of each mortgage loan and property in Registrant's portfolio. Real estate property is carried at the lower of cost or net realizable value. In performing its review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospect for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of December 31, 1997. Registrant recorded (recoveries), provisions and write-downs of $(721,946), $1,547,830 and $1,860,000 for the years ended December 31, 1997,
1996 and 1995, respectively, as follows:

As a result of an economic decline in the surrounding area, the tenancy at the Santa Ana Shopping Center has been slowly shifting from regional, credit tenants to local, non-credit tenants. Consequently, although the cash flow from the operation of the center had not declined, its value has been eroded due to the shift in tenancy. Management performed cash flow projections and analyzed data regarding sales of comparable centers in order to estimate the fair value of the center for the purpose of valuing the loan. Based upon analysis of the projected cash flow from the center using a 13% capitalization rate and market comparables indicating a value of approximately $78 per square foot, the fair value of the center was estimated to be approximately $2,500,000. The net carrying value of the loan at September 30, 1996, was $4,047,830, necessitating an allowance for loan losses in the amount of $1,547,830 which was recorded by Registrant during the quarter ended September 30, 1996. Additionally, Registrant ceased accruing interest on this loan as of this date.

On April 10, 1997, Registrant entered into a settlement agreement with the Santa Ana borrower in which, among other thing, the borrower gave to Registrant a deed-in-lieu of foreclosure on the property. A separate entity was formed, Santa Ana Holding, LLC, to take title to the property. Registrant is the sole member of the entity and is entitled to 100% of all assets, distributions and net income. On April 30, 1997, Registrant sold this property for net proceeds of $3,213,908. The net carrying value of the Santa Ana loan was $2,491,962, necessitating a recovery of loan losses of $721,946 which was recorded during the first quarter of 1997.

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

Year 2000

Costs associated with the year 2000 conversion are not expected to have any impact on Registrant's operations.

Results of Operations

1997 vs. 1996

Net income increased for the year ended December 31, 1997 compared to the same period in the prior year. The increase is primarily due to the recovery of loan loss related to the Santa Ana loan during 1997 in the amount of $721,946, compared to a provision for loan losses recorded during 1996 in the amount of $1,547,830 and an increase in mortgage interest income due to the Xerox Loan.

Revenues increased primarily due to an increase in short-term investment income, mortgage interest income and operating income partially offset by a decrease in other income. Short-term investment income increased due to an increase in cash and cash equivalents available for short-term investments. Operating income increased primarily due to the income generated from the Xerox property during 1997. Mortgage interest income increased as a result of recording of the interest income relating to the Xerox Loan. Other income decreased primarily as a result legal reimbursement related to the Bank of California loan which was recorded in 1996.

Costs and expenses decreased primarily due to the recovery of loan loss recorded on the Santa Ana loan in 1997 compared with a provision for loan loss recorded in 1996, as well as decreases in general and administrative expenses, and mortgage servicing fees partially offset by an increase in operating expenses. General and administrative expenses decreased primarily due to a decrease in payroll costs. Mortgage servicing fees decreased as a result of a decrease in the principal balance of loans outstanding in 1997, on which the fee is based. Operating expenses increased as a result of the addition of the Xerox property and the expenses related to it.

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

On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ("Consolidated Complaint") against the General Partners of the HEP Partnerships alleging, among other things, breach of fiduciary duties, breach of contract, and negligence.

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

Only approximately 2.5% of the limited partners of the HEP Partnerships elected to "opt out" of the revised settlement. Despite this, following the submission of additional briefs, the Court entered an order on January 14, 1997 rejecting the revised settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the Plaintiffs filed a motion seeking to have the Court reconsider its order. However, the defendants withdrew the revised settlement and at a hearing on February 24, 1997, the Court denied the Plaintiffs' motion. Also at the February 24, 1997 hearing, the Court granted the request of one of the Plaintiffs' law firm to withdraw as class counsel.

Thereafter, in June 1997, the Plaintiffs again amended their complaint ("Amended Complaint"). The Amended Complaint asserts substantially the same claims as the Consolidated Complaint, except that it no longer contains causes of action for fraud, except on behalf of the two original Plaintiffs, or for negligence. In February 1998, the Court certified three Plaintiffs classes consisting of current unit holders in each of the three HEP Partnerships. On March 11, 1998, the Court stayed the action through June 30, 1998 to permit the parties to engage in renewed settlement discussions.

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

Everest Litigation

On February 6, 1998, Everest Investors 8, LLC ("Everest") commenced an action in the Superior Court of the state of California for the County of Los Angeles, against, among others, the HEP Partnerships and Registrant, and the general partners of each of the Partnership's. In the action, Everest alleged, among other things, that the Partnerships and the general partners breached the provisions of the applicable partnership agreements by refusing to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to tender offers that had been made by Everest (the "Everest Tender Units"). Everest sought injunctive relief (i) directing the recognition of the transfers to Everest of the Everest Tender Units and the admission of Everest as a limited partner with respect to the Everest Tender Units and (ii) enjoining the transfers of the Everest Tender Units to any other party. Everest seeks damages, including punitive damages, for alleged breach of contract, defamation and intentional interference with contractual relations. Everest's motion for a temporary restraining order was denied on February 6, 1998. A hearing on Everest's application for a preliminary injunction had been scheduled for February 26; however, on February 20, 1998, Everest asked the Court to take its application off the calendar. Merits discovery has commenced. The Partnerships and the general partners believe that Everest's claims are without merit and intend to vigorously contest the action.

On March 27, 1998, Everest commenced an action in the United States District Court for the Central District of California against, among others, the general partners of the Registrant and of the HEP partnerships. In the action, Everest alleged, among other things, various violations of the Williams Act Section 14(d) of the Securities Exchange Act of 1934 in connection with the general partners' refusal to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to the Everest tender offers and the letters sent by the general partners to the limited partners advising them of the general partners' determination that the Everest tender offers violated applicable securities laws. The general partners believe that Everest's claims are without merit and intend to vigorously contest the action.

Item 8.           Financial Statements and Supplementary Data


                        RESOURCES PENSION SHARES 5, L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      INDEX




Independent Auditor's Report

Financial statements - Years ended
  December 31, 1997, 1996 and 1995

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

To the Partners
Resources Pension Shares 5, L.P.
Greenwich, Connecticut


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Resources Pension Shares 5, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Pension Shares 5, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/Hays & Company
-----------------
Hays & Company



February 16, 1998, except for Note 10 which is dated March 3, 1998.
New York, New York

                                          RESOURCES PENSION SHARES 5, L.P.

                                                   BALANCE SHEETS


                                                                                December 31,
                                                                        ---------------------------
                                                                            1997            1996
                                                                        -----------     -----------
ASSETS

     Investments in mortgage loans (net of allowance for loan
        losses of $1,547,830 at December 31, 1996) ................     $25,448,823     $30,255,687
     Cash and cash equivalents ....................................      15,725,616      10,375,892
     Real estate - net ............................................       9,232,074       7,777,158
     Other assets .................................................         181,635         154,030
     Interest receivable - mortgage loans .........................         126,512         306,101
     Interest receivable - other ..................................          78,593          46,886
                                                                        -----------     -----------

                                                                        $50,793,253     $48,915,754
                                                                        ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses ........................     $   779,912     $   668,794
     Distributions payable ........................................         632,316         632,316
     Other liabilities ............................................         608,438         443,050
     Due to affiliates ............................................         321,525         224,716
                                                                        -----------     -----------

        Total liabilities .........................................       2,342,191       1,968,876
                                                                        -----------     -----------

Commitments and contingencies (Notes 3, 4, 5, 8 and 10)

Partners' equity
     Limited partners' equity (as restated) (5,690,843 units issued
        and outstanding) ..........................................      47,966,562      46,477,419
     General partners' equity (as restated) .......................         484,500         469,459
                                                                        -----------     -----------

        Total partners' equity ....................................      48,451,062      46,946,878
                                                                        -----------     -----------

                                                                        $50,793,253     $48,915,754
                                                                        ===========     ===========

See notes to financial statements.

                               RESOURCES PENSION SHARES 5, L.P.

                                     STATEMENTS OF INCOME

                                                             Year ended December 31,
                                                 --------------------------------------------
                                                     1997             1996            1995
                                                 -----------      -----------     -----------
Revenues
     Mortgage loans interest income ........     $ 3,267,488      $ 3,050,689     $ 2,485,841
     Operating income - real estate ........       1,191,478          979,454         756,471
     Short term investment interest ........         757,945          459,974         779,837
     Other income ..........................         118,139          251,964         104,427
     Additional contingent interest ........            --              6,000           3,366
                                                 -----------      -----------     -----------

                                                   5,335,050        4,748,081       4,129,942
                                                 -----------      -----------     -----------
Costs and expenses
     (Recovery of) provision for loan losses        (721,946)       1,547,830            --
     Management fees .......................         847,690          775,060         736,256
     Operating expenses - real estate ......         654,978          553,598         575,442
     Depreciation and amortization expense .         234,259          209,047         189,292
     General and administrative expenses ...         160,296          286,180         402,836
     Mortgage servicing fees ...............          65,122           76,184          64,149
     Property management fees ..............          61,203           55,920          48,241
     Write-down for impairment .............            --               --         1,860,000
                                                 -----------      -----------     -----------

                                                   1,301,602        3,503,819       3,876,216
                                                 -----------      -----------     -----------

Net income .................................     $ 4,033,448      $ 1,244,262     $   253,726
                                                 ===========      ===========     ===========

Net income attributable to
     Limited partners ......................     $ 3,993,114      $ 1,231,819     $   251,189
     General partners ......................          40,334           12,443           2,537
                                                 -----------      -----------     -----------

                                                 $ 4,033,448      $ 1,244,262     $   253,726
                                                 ===========      ===========     ===========

Net income per unit of limited partnership
     interest (5,690,843 units outstanding)      $       .70      $       .22     $       .04
                                                 ===========      ===========     ===========

See notes to financial statements.

                               RESOURCES PENSION SHARES 5, L.P.

                                 STATEMENT OF PARTNERS' EQUITY

                         YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997




                                                   General         Limited            Total
                                                  Partners'        Partners'         Partners'
                                                   Equity            Equity           Equity
Balance, January 1, 1995 ................     $    (47,823)     $ 49,405,575      $ 49,357,752

Reallocation of partners' equity (Note 7)          541,390          (541,390)             --
                                              ------------      ------------      ------------

Balance, January 1, 1995 (as restated) ..          493,567        48,864,185        49,357,752

Net income - 1995 .......................            2,537           251,189           253,726

Distributions to partners
     ($.24 per limited partnership unit)           (13,796)       (1,365,803)       (1,379,599)
                                              ------------      ------------      ------------

Balance, December 31, 1995 (as restated)           482,308        47,749,571        48,231,879

Net income - 1996 .......................           12,443         1,231,819         1,244,262

Distributions to partners
     ($.44 per limited partnership unit)           (25,292)       (2,503,971)       (2,529,263)
                                              ------------      ------------      ------------

Balance, December 31, 1996 (as restated)           469,459        46,477,419        46,946,878

Net income - 1997 .......................           40,334         3,993,114         4,033,448

Distributions to partners
     ($.44 per limited partnership unit)           (25,293)       (2,503,971)       (2,529,264)
                                              ------------      ------------      ------------

Balance, December 31, 1997 ..............     $    484,500      $ 47,966,562      $ 48,451,062
                                              ============      ============      ============

See notes to financial statements.

                                          RESOURCES PENSION SHARES 5, L.P.

                                              STATEMENTS OF CASH FLOWS


                                                                           Year ended December 31,
 INCREASE (DECREASE) IN CASH AND                              ------------------------------------------------
 CASH EQUIVALENTS                                                  1997              1996              1995
                                                              ------------      ------------      ------------
Cash flows from operating activities
     Net income .........................................     $  4,033,448      $  1,244,262      $    253,726
     Adjustments to reconcile net income to net
        cash provided by operating activities
            (Recovery of) provision for loan losses .....         (721,946)        1,547,830              --
            Write-down for impairment ...................             --                --           1,860,000
            Depreciation and amortization expense .......          234,259           209,077           189,292
            Interest earned on Xerox loan ...............         (400,000)             --                --
            Amortization of origination and
            acquisition fees ............................          119,919           127,705            92,084
            Deferred interest receivable ................             --             (75,463)         (141,637)
            Stepped lease rentals .......................          (63,245)          (18,510)             --
     Changes in assets and liabilities
        Interest receivable .............................          147,882           (46,886)          109,611
        Other assets ....................................            6,437           (52,130)          (14,029)
        Accounts payable and accrued expenses ...........          111,118           216,984            48,314
        Other liabilities ...............................          165,388              --                --
        Due to affiliates ...............................           96,809            22,768           201,948
                                                              ------------      ------------      ------------

                Net cash provided by operating activities        3,730,069         3,175,637         2,599,309
                                                              ------------      ------------      ------------
Cash flows from investing activities
     Investments in mortgage loans ......................       (8,500,000)             --          (8,746,181)
     Mortgage loan repayments received ..................       12,695,141           397,167           130,706
     Loan origination fees received .....................          113,750              --                --
     Additions to real estate ...........................         (159,972)          (90,488)         (275,467)
                                                              ------------      ------------      ------------

                Net cash provided by (used in)
                  investing activities ..................        4,148,919           306,679        (8,890,942)
                                                              ------------      ------------      ------------

                                          RESOURCES PENSION SHARES 5, L.P.

                                              STATEMENTS OF CASH FLOWS


                                                                           Year ended December 31,
                                                              ------------------------------------------------
                                                                   1997              1996              1995
                                                              ------------      ------------      ------------
Cash flows from financing activities
     Distributions to partners ..........................       (2,529,264)       (2,299,330)       (1,379,599)
                                                              ------------      ------------      ------------

Net increase (decrease) in cash and
     cash equivalents ...................................        5,349,724         1,182,986        (7,671,232)

Cash and cash equivalents, beginning of year ............       10,375,892         9,192,906        16,864,138
                                                              ------------      ------------      ------------

Cash and cash equivalents, end of year ..................     $ 15,725,616      $ 10,375,892      $  9,192,906
                                                              ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

On September 30, 1997 the Partnership received a deed-in-lieu of foreclosure on the property underlying the Xerox loan. At that date, the Xerox loan (which was accounted for under the investment method) had a carrying value of $1,100,000 and the property had an estimated net realizable value of $1,500,000. Accordingly, the Partnership has reduced its investments in mortgage loans by the carrying value of the Xerox loan, recorded an addition to real estate for the estimated net realizable value of the underlying property which resulted in mortgage loan interest income of $400,000.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

         Limited partners' units were issued at a stated value of $10 per unit. A total of 5,690,843 units of limited partnership were issued, including 100 units to the initial limited partner, for an aggregate capital contribution of $56,908,426. The General Partners collectively contributed $1,000 to the Partnership.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

         Loan origination and acquisition fees

         Fees received and costs associated with the funding of mortgage loans are included in investments in mortgage loans and amortized over the life of the mortgage loan. Amortization is included in interest income.

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

         Write-down for impairment

         The Partnership provides write-downs for impairment based upon a quarterly review of the real estate in its portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each year end. Accordingly, the Partnership may record additional write-downs in subsequent years and such write-downs could be material.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         Net income and distributions per unit of limited partnership interest

         Net income and distributions per unit of limited partnership interest are computed based upon the number of units outstanding (5,690,843) for the year.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Recently issued accounting pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings Per Share" established standards for computing and presenting earnings per share, and became effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" established standards for disclosing information about an entity's capital structure, and became effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

         Management of the Partnership does not believe that these new standards have, or will have a material effect on the Partnership's reported operating results, per unit amounts, financial position or cash flows.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

 3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
          (continued)

         Resources Inc., ("Integrated"). On November 3, 1994, Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code at which time, pursuant to such plan of reorganization, the newly formed Presidio purchased substantially all of the assets of Integrated.

         As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware corporation ("Presidio AGP"), which replaced Richard H. Ader, formerly an executive officer of Integrated. Presidio AGP is a wholly-owned subsidiary of Presidio. The Administrative General Partner is also a general partner in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership. The Investment General Partner, Administrative General Partner and Associate General Partner are collectively referred to as the "General Partners".

         Presidio controls the Partnership through its direct and indirect ownership of the General Partners. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners.

         Wexford Management Corp. had been engaged to perform management and administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership under an Administrative Services Agreement. Wexford Management Corp. was also engaged to perform similar services for other similar entities that may be in competition with the Partnership. Effective January 1, 1996, Wexford Management Corp., formerly Concurrency Management Corp., assigned its agreement to provide administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford"). Under this agreement, Wexford also had the authority to designate directors of the General Partners.

         On November 2, 1997, the Administrative Services Agreement with Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates, including the General Partners and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the years ended December 31, 1997 and 1996, amounts paid to Wexford for administrative services rendered amounted to $22,667 and $42,545, respectively.

                         RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

 3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
          (continued)

         Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the General Partners tendered their resignation. On the same date, the Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of the General Partners.

         Presidio is a liquidating company. Although it has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated through liquidation, however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the years ended December 31, 1997, 1996 and 1995, the Administrative General Partner earned $847,690, $775,060 and $736,256, respectively, for its management services. Amounts due to the Administrative General Partner at December 31, 1997 and 1996, for management services amounted to $307,397 and $205,670, respectively, and is included in due to affiliates.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the years ended December 31, 1997, 1996 and 1995, the Investment General Partner earned $65,122, $76,184 and $64,149, respectively, for mortgage servicing fees. Amounts due to the Investment General Partner at December 31, 1997 and 1996, for mortgage servicing fees amounted to $14,128 and $19,046, respectively, and is included in due to affiliates.

         On December 9, 1993, the Partnership entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton property when leasing services are performed or 3% of gross revenue when no leasing services are performed. During 1994, RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC. There was no supervisory management fee earned by RSMC for the years ended December 31, 1997, 1996 and 1995. Management fees earned by the unaffiliated local management company amounted to $61,203, $55,920 and $48,241 for the years ended December 31, 1997, 1996 and 1995, respectively.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

         During 1996 and 1997, an affiliate of Presidio purchased 536,959 limited partnership units of the Partnership. These units represent approximately 9.4% of the issued and outstanding limited partnership units, and entitle the purchaser to approximately $236,000 and $59,000 in distributions for the years ended December 31, 1997 and 1996, respectively.


4         INVESTMENTS IN MORTGAGE LOANS

         As of December 31, 1997, the Partnership has six outstanding mortgage loans, consisting of five first mortgage loans and one wraparound mortgage loan representing an aggregate mortgage amount advanced of $26,950,000. During 1997, the Partnership was repaid its entire outstanding balance on one of its mortgage investments (Medford Village
         Loan); received a property in lieu of foreclosure which was subsequently sold for net proceeds of $3,213,908 (Santa Ana Square
         Loan); acquired a property in lieu of foreclosure which the Partnership is presently attempting to sell (Xerox Loan); and funded two additional mortgage loans (DVL Loan and Oliveye Loan). A discussion of these events, as well as a description of the Partnership's other mortgage investments is described below.

         Bank of California Loan

         The Bank of California Loan, in the original principal amount of $8,500,000 ("Wrap Loan"), is secured by, among other things, the interest of Gum Loong Limited Partnership ("Gum Loong") in the land located in downtown Seattle, Washington underlying a building commonly known as The Bank of California Building (the "Building"). The land is subject to a long term ground lease (the "Ground Lease"). Concurrently with the closing of the Wrap Loan, Gum Loong acquired the lessor's interest under the Ground Lease and Continental Seattle Partners, L.P. ("CSP"), a partnership related to Gum Loong, acquired the lessee's interest under the Ground Lease. CSP also acquired the lessor's interest under a master (net) sublease with The Bank of California for a substantial portion of the Building. A first mortgage on the land ("Land Loan") in the principal amount of $8,000,000, is held by Anchor National Life Insurance Company ("Anchor"). Under the provisions of the Wrap Loan, Gum Loong is required to make the payments required under both the Land Loan and the Wrap Loan to the Partnership on a monthly basis. The Partnership, in turn, then pays Anchor the amounts due under the Land Loan on a monthly basis.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4         INVESTMENTS IN MORTGAGE LOANS (continued)

         Bank of California Loan (continued)

         The Wrap Loan is secured by a Wraparound Deed of Trust, Security Agreement, Financing Statement and Assignment of Lessor's Interest in Ground Lease dated May 5, 1988 in the amount of $16,500,000, between the Partnership and Gum Loong. The Building is encumbered by a loan ("Building Loan"), which matured on March 26, 1992, between The Bank of Tokyo Trust Company (Seattle Branch) ("BOT") and CSP, in the principal amount of $48,000,000, secured by a first mortgage on the Building and a third mortgage on the land. This loan is also guaranteed by Gum Loong. The Partnership's collateral for the Wrap Loan is the land, the lessor's interest in the Ground Lease and subject to the Ground Lease, BOT's lien, the Building, the rents and profit and proceeds therefrom.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4         INVESTMENTS IN MORTGAGE LOANS (continued)

         Bank of California Loan (continued)

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

         The approved plan calls for, among other things, a Bankruptcy Court appointed liquidating agent to manage the Building securing the Wrap Loan and to pay the installments due the Partnership. The liquidating agent is also required to sell the Building by June 1998 in a sale that must be approved by the Bankruptcy Court and to which the Partnership may object, or at a court approved auction in which the Partnership could bid. If the property is sold in a non-auction sale, the purchaser can buy the Building by satisfying the Wrap Loan, or purchase the Building subject to the Wrap Loan. If the Building is purchased subject to the Wrap Loan, the purchaser will have the right to extend the Wrap Loan for three years from the present maturity date at a rate of 300 basis points over the yield on three year United States Treasury Notes at that time, paying interest only from May 1998 until the new maturity date. Such a purchaser would also have to pay an extension fee of 60 basis points if it elects the three year extension option. In connection with the plan of reorganization, in September 1996, the Partnership was reimbursed $216,000 for legal expenses relating to the bankruptcy which amount is included in the accompanying statement of income as other income.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4         INVESTMENTS IN MORTGAGE LOANS (continued)

         Bank of California Loan (continued)

         Management of the Investment General Partner estimates the fair value of the Wrap Loan to be approximately $11,800,000 at December 31, 1997. Methods and assumptions used in estimating fair value included, but were not limited to, (i) present value of expected cash flows, (ii) current rates for similar issues, (iii) recent transactions for similar issues and (iv) market risks.

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

         Lionmark Corporate Center Loan

         On June 15, 1993, the Partnership funded a first mortgage loan in the principal amount of $4,000,000 at an annual interest rate of 8.5%, payable in monthly installments of principal and interest (based on a 35-year amortization schedule). The loan is for a 10 year period and may not be prepaid during the first two years and may be prepaid thereafter without penalty. The loan is with recourse to principals of the borrower if at any time the borrower files a petition under the United States Bankruptcy Code. The loan is secured by a one story campus type office/flexible use building which is part of a larger office park. The building is located in Columbus, Ohio and consists of approximately 79,000 square feet of net rentable area and parking for approximately 357 automobiles. The office building's major tenants include Star Bank Services, GDE Systems, Inc. and TransAmerica. In connection with issuing the commitment, the Partnership received application and commitment fees aggregating $40,000.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4         INVESTMENTS IN MORTGAGE LOANS (continued)

         DVL Loan

         On February 28, 1997, the Partnership funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL"), in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly. In addition, the Partnership is entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which is to be applied as a reduction of principal. The Note matures on February 27, 2000 and may be prepaid during the first two years. The Note is secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL.

         On July 30, 1997, DVL sold one of the properties underlying the Note and made a $1,075,000 prepayment to the Partnership. Approximately $1,032,000 of the prepayment was applied towards the principal balance of the Note and the remainder was applied to interest.

         Medford Village Loan

         On July 25, 1995, the Partnership purchased a first mortgage loan in the principal amount of $8,612,500 for approximately $8,700,000 in cash. In addition, the Partnership incurred $45,469 of consulting fees with respect to this loan. The loan had a floating interest rate, capped at 10%, based on the Eurodollar rate for each quarterly interest period plus 280 basis points. The loan was payable in quarterly installments of principal and interest, maturing on April 22, 1998, with a balloon payment of $7,737,500, plus any accrued interest due. The borrower had the right to two, one year extensions for a fee of $23,500 each year, provided the loan to value ratio at the time did not exceed 60%. The loan was collateralized by a guarantee from the borrower's principals, should the borrower have defaulted, and was secured by a 121,660 square foot shopping center known as the Medford Village Outlet Center located in Medford, Minnesota.

         On June 30, 1997, the Medford loan was repaid in its entirety. The Partnership received $8,129,181 of which $8,000,000 was applied towards the principal balance of the loan and the remainder was applied to interest.

         Santa Ana Square Loan

         On March 15, 1988, the Partnership funded a first mortgage loan in the principal amount of $2,600,000 at an annual interest rate of 10.91%. Payments were due based upon a payment schedule which required monthly payments ranging from $6,250 and increasing to $23,750. Interest, which was in excess of amounts received, was deferred and added to the principal balance for purposes of computing interest. This loan matured during March 1997.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4         INVESTMENTS IN MORTGAGE LOANS (continued)

         Santa Ana Square Loan (continued)

         As a result of an economic decline in the surrounding area, the tenancy at the Santa Ana Shopping Center had been slowly shifting from regional, credit tenants to local, non-credit tenants. Consequently, although the cash flow from the operation of the center had not declined, its value had been eroded due to the shift in tenancy. During 1996, management performed cash flow projections and analyzed data regarding sales of comparable centers in order to estimate the fair value of the center for the purpose of valuing the loan. Based upon analysis of the projected cash flow from the center using a 13%
         capitalization rate and market comparables indicating a value of approximately $78 per square foot, the fair value of the center was estimated to be approximately $2,500,000. The net carrying value of the loan at that time was $4,047,830, necessitating a provision of $1,547,830 which was recorded by the Partnership during 1996. Additionally, the Partnership ceased accruing interest on this loan.

         On April 10, 1997 the Partnership entered into a settlement agreement with the Santa Ana borrower in which, among other things, the borrower gave the Partnership a deed-in-lieu of foreclosure on the property. A separate entity was formed, Santa Ana Holding, LLC, to take title to the property. The Partnership is the sole member of the entity and is entitled to 100% of all assets, distributions and net income. On April 30, 1997 the Partnership sold this property for net proceeds of $3,213,908. The net carrying value of the Santa Ana loan at that time was $2,491,962, necessitating a recovery of loan losses of $721,946.

         Xerox Loan

         The Xerox loan was originally a $1,100,000 first mortgage loan which was secured by an office building located in Arlington, Texas. In March 1997, the Xerox loan matured in accordance with its terms. On September 30, 1997, the Partnership received a deed-in-lieu of foreclosure on the property underlying this loan. At that date, the Xerox loan had a carrying value of $1,100,000 (this loan was accounted for under the investment method) and the underlying property had an estimated net realizable value of $1,500,000. Accordingly, the Partnership has reduced its investments in mortgage loans by the carrying value of the Xerox loan and recorded an addition to real estate for the fair market value of the underlying property, which resulted in recognition of interest income for amounts previously deferred in the amount of $400,000. A separate entity was formed, 2810 Arlington Holding, LLC, to take title to the property. The Partnership is the sole member of the entity and is entitled to 100% of all assets, distributions and net income. The Partnership is actively attempting to sell this property.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4         INVESTMENTS IN MORTGAGE LOANS (continued)

         Oliveye Loan

         On October 31, 1997, the Partnership funded a first mortgage loan to Oliveye Hotel Limited Partnership in the principal amount of $6,500,000. The loan has an annual interest rate of 11% and is payable monthly. The loan is secured by the Crowne Plaza Hotel located in Cincinnati, Ohio, and matures in October, 2000. In connection with the funding of this loan, the Partnership received $113,750 in loan origination fees.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4         INVESTMENTS IN MORTGAGE LOANS (continued)

         Information with respect to the Partnership's investments in mortgage loans is summarized below:

                                                                                                      Interest      Contractual
                                                                                       Mortgage      Recognized      Balance
                                        Interest Rate                Maturity           Amount        Dec. 31,       Dec. 31,
           Description           Current %         Accrued %          Date             Advanced         1997         1997 (2)
           -----------           ---------         ---------          ----             --------         ----         --------
     Shopping Centers
     Santa Ana Square
       Santa Ana, CA (3)           10.91            1.29 - 0        March 1997       $  2,600,000    $   43,259    $      -

     Lucky Supermarket
       Buena Park, CA (4)       8.41-10.00          1.82 - 0        May 2005            2,200,000       225,126     2,524,736

     Avon Market Ctr.
       Avon, CO (3)                8.35                  -          April 2003          3,750,000       305,560     3,647,740

     Medford Village
     Outlet Center
       Medford, MN (3)             8.55                  -          April 1998          8,612,500       287,374             -


     DVL, Inc. (3)                 12.00                 -          February 2000       2,000,000       164,616       746,801


     Hotel
     Crowne Plaza Hotel (3)
     Cincinnati, Ohio              11.00                 -          October 2000        6,500,000       125,486     6,392,569


     Office Buildings
     Bank of California
       Seattle, WA (4)         9.36 - 10.24         3.0 - 0          May 1998           8,500,000     1,379,404    16,874,768

     Xerox
       Arlington, TX (4)           4.55           10.38 - 11.47      March 1997         1,100,000       406,224             -

     Lionmark Corp. Ctr.
       Columbus, OH (3)             8.5                 -            June 2003          4,000,000       330,439     3,899,057
                                                                                       -----------   ----------   -----------

                                                                                      $39,262,500   $ 3,267,488   $34,085,671
                                                                                      ===========   ===========   ===========

                                           Carrying      Carrying
                                            Value          Value
                                            Dec. 31,      Dec. 31,
      Description                           1997 (1)      1996 (1)
      -----------                           --------      --------
     Shopping Centers
     Santa Ana Square
       Santa Ana, CA (3)                $         -      $ 2,495,981

     Lucky Supermarket
       Buena Park, CA (4)                 2,239,257       2,244,550

     Avon Market Ctr.
       Avon, CO (3)                       3,647,740       3,673,112

     Medford Village
     Outlet Center
       Medford, MN (3)                            -       8,239,815


     DVL, Inc. (3)                          746,801               -


     Hotel
     Crowne Plaza Hotel (3)
     Cincinnati, Ohio                     6,392,569               -


     Office Buildings
     Bank of California
       Seattle, WA (4)                    8,523,399       8,573,639

     Xerox
       Arlington, TX (4)                          -       1,101,872

     Lionmark Corp. Ctr.
       Columbus, OH (3)                   3,899,057       3,926,718
                                         ----------     -----------

                                         25,448,823     $30,255,687
                                        ===========     ===========


       1. The carrying values of the above mortgage loans are inclusive of acquisition fees, accrued interest recognized, loan origination fees and allowance for loan losses.
       2. The contractual balance represents the original mortgage amount advanced plus accrued interest calculated in accordance with the loan agreements, less principal amortization received.
       3.  These loans are  accounted  for under the  interest  method.
       4.  These loans are accounted for under the investment method.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4         INVESTMENTS IN MORTGAGE LOANS (continued)

         A summary of mortgage activity is as follows:


                                            Investment          Interest
                                              Method             Method           Total
                                          ------------      ------------      ------------

Balance, January 1, 1995 ............     $ 12,039,684      $ 11,548,214      $ 23,587,898

Interest recognized .................        1,139,501         1,346,340         2,485,841
Amortization of loan principal ......             --            (130,706)         (130,706)
Investment in mortgage loan .........             --           8,746,181         8,746,181
Cash received inclusive of
  current interest accruals .........       (1,196,328)       (1,239,960)       (2,436,288)
                                          ------------      ------------      ------------

Balance, December 31, 1995 ..........       11,982,857        20,270,069        32,252,926

Interest recognized .................        1,409,349         1,641,340         3,050,689
Amortization of loan principal ......             --            (397,167)         (397,167)
Provision for loan losses ...........             --          (1,547,830)       (1,547,830)
Cash received inclusive of
  current interest accruals .........       (1,472,368)       (1,630,563)       (3,102,931)
                                          ------------      ------------      ------------

Balance, December 31, 1996 ..........       11,919,838        18,335,849        30,255,687

Investments in mortgage loans .......             --           8,500,000         8,500,000
Interest recognized .................        2,010,754         1,256,734         3,267,488
Amortization of loan principal ......             --            (449,565)         (449,565)
Recovery of provision for loan losses             --             721,946           721,946
Loan payoffs/foreclosure ............       (1,500,000)       (3,213,908)       (4,713,908)
Loan origination fees received ......             --            (113,750)         (113,750)
Cash received inclusive of
  current interest accruals .........       (1,667,936)      (10,351,139)      (12,019,075)
                                          ------------      ------------      ------------

Balance, December 31, 1997 ..........     $ 10,762,656      $ 14,686,167      $ 25,448,823
                                          ============      ============      ============


         Unaudited financial information for mortgage loans accounted for under the investment method, which exceed 10% of the Partnership's original contributions, is summarized as follows:

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


4        INVESTMENTS IN MORTGAGE LOANS (continued)

         Gum Loong, L.P.

         Due to the bankruptcy filing of Gum Loong, L.P., unaudited financial information for 1997 and 1996 is not presently available for The Bank of California property.

5         REAL ESTATE - NET

         A summary of the Partnership's real estate is as follows:

                                                  December 31,
                                         ------------------------------
                                              1997              1996
                                         ------------      ------------
       Land ........................     $  2,202,000      $  1,902,000
       Buildings and improvements ..        7,880,162         6,520,190
                                         ------------      ------------
                                           10,082,162         8,422,190
       Less accumulated depreciation         (850,088)         (645,032)
                                         ------------      ------------

                                         $  9,232,074      $  7,777,158
                                         ============      ============

         Landover, Maryland

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

         The Partnership paid real estate taxes for this property during the years ended December 31, 1997, 1996 and 1995 in the amount of $44,024, $48,926 and $49,189, respectively. Such amounts are included in operating expenses - real estate in the statements of income.

         On January 27, 1992, the Partnership received $450,000 from the former property owner in exchange for a release of a personal guarantee in which the former property owner was obligated to reimburse the Partnership for asbestos removal up to a maximum of $500,000. The receipt of these funds was recorded as a liability on the Partnership's balance sheet. During June 1992, $6,950 was paid for remedial cleaning in connection with the asbestos removal and the unexpended asbestos reserve aggregated $443,050, which is included in other liabilities in the accompanying balance sheets at December 31, 1997 and 1996. The

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

5         REAL ESTATE - NET (continued)

         Landover, Maryland (continued)

         Partnership does not presently plan to commence removal of the asbestos until a purchaser or tenant for the property is identified.

         Additionally, the owner of the Landover Mall ("Mall Owner"), where the property is located, had requested reimbursement from the Partnership for common area maintenance and utility usage charges, allegedly due under certain agreements made between the former owner of the property and Mall Owner, for periods subsequent to the date that the Partnership took title to the property. The Partnership believed it was obligated only for the actual value of certain items. Discussions between the Partnership and Mall Owner were on-going as to the exact amount to be paid. However, the Partnership had provided a liability (included in accounts payable and accrued expenses in the accompanying balance sheets) in the amount of $672,329 and $500,829 at December 31, 1997 and 1996, respectively, for such charges. On December 22, 1997 the Partnership entered into a settlement agreement with Mall Owner and on February 4, 1998 the Partnership paid $667,407 in full satisfaction of amounts owed at December 31, 1997 (excluding energy charges for December 1997).

         The Garfinkel's property has been vacant since the foreclosure by the Partnership.

         Groton, Connecticut

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

         At the foreclosure, the estimated net realizable value of the shopping center was determined to be $6,500,000 based on the third party appraisal of the shopping center previously received by the Partnership. All reserves previously recorded on the loan were written off after the foreclosure and the remaining balance of $6,500,000 was transferred to real estate on the Partnership's balance sheet.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

5         REAL ESTATE - NET (continued)

         Arlington, Texas (continued)

         Occupancy at the shopping center has declined from approximately 82% at the time of foreclosure to approximately 77% at December 31, 1997. The anticipated lease-up of the vacant space has not occurred as of December 31, 1997 resulting in lower than anticipated net operating income. In addition, management is currently investigating the potential cost to correct certain environmental violations at the shopping center. Management determined, as a result of an internally prepared analysis during March 1995, that the estimated net realizable value of the Groton property was approximately $5,500,000. The carrying value was approximately $7,360,000 at that time, thus requiring a $1,860,000 write-down for impairment.

         As discussed in Note 4, this property was acquired by the Partnership via a deed-in-lieu of foreclosure on September 30, 1997. The property has been recorded at its estimated net realizable value of $1,500,000 at such date. The Partnership is currently attempting to sell this property, however in the interim, the Partnership is operating the property.


6         DISTRIBUTIONS PAYABLE

         Distributions payable represent distributions of adjusted cash flows from operations as defined in the Limited Partnership Agreement. Distributions payable to limited partners of $625,993 for each of the quarters ended December 31, 1997 and 1996, respectively, were paid in the first quarters of 1998 and 1997, respectively. Distributions of $6,323 payable to the general partners for each of the quarters ended December 31, 1997 and 1996, respectively, were also paid in the first quarters of December 31, 1998 and 1997, respectively.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

         On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ("Consolidated Complaint") against the General Partners of the HEP Partnerships alleging, among other things, breach of fiduciary duties, breach of contract, and negligence.

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

         Also at the February 24, 1997 hearing, the Court granted the request of one of the Plaintiffs' law firm to withdraw as class counsel.

         Thereafter, in June 1997, the Plaintiffs again amended their complaint ("Amended Complaint"). The Amended Complaint asserts substantially the same claims as the Consolidated Complaint, except that it no longer contains causes of action for fraud, except on behalf of the two

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

8         COMMITMENTS AND CONTINGENCIES

         HEP Action

         original Plaintiffs, or for negligence. In February 1998, the Court certified three Plaintiffs classes consisting of current unit holders in each of the three HEP Partnerships. On March 11, 1998, the Court stayed the action through June 30, 1998 to permit the parties to engage in renewed settlement discussions.

         With respect to the above litigation, the Limited Partnership Agreement provides for the indemnification of the General Partners and their affiliates in certain circumstances. It is impossible to predict what financial exposure the Partnership will have as a result of this indemnification.

         Everest Litigation

         On February 6, 1998, Everest Investors 8, LLC ("Everest") commenced an action in the Superior Court of the state of California for the County of Los Angeles, against, among others things, the HEP Partnerships and Registrant, and the general partners of each of the Partnerships. In the action, Everest alleged, among other things, that the Partnerships and the general partners breached the provisions of the applicable partnership agreements by refusing to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to tender offers that had been made by Everest (the "Everest Tender Units"). Everest sought injunctive relief (i) directing the recognition of the transfers to Everest of the Everest Tender Units and the admission of Everest as a limited partner with respect to the Everest Tender Units and (ii) enjoining the transfers of the Everest Tender Units to any other party. Everest seeks damages, including punitive damages, for alleged breach of contract, defamation and intentional interference with contractual relations. Everest's motion for a temporary restraining order was denied on February 6, 1998. A hearing on Everest's application for a preliminary injunction had been scheduled for February 26; however, on February 20, 1998, Everest asked the Court to take its application off the calendar. Merits discovery has commenced. The Partnerships and the general partners believe that Everest's claims are without merit and intend to vigorously contest the action.

9 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

         The Partnership recognizes interest income on all of its investments in mortgage loans for tax purposes using the interest method. For financial statement purposes mortgage loans accounted for under the investment method recognize income as described in Note 2.

                       RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

9 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

         A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                                                 Year ended December 31,
                                                    ---------------------------------------------
                                                        1997             1996             1995
                                                    -----------      -----------      -----------
Net income per financial statements ...........     $ 4,033,448      $ 1,244,262      $   253,726

Difference in (recovery of)  provision for loan
    losses and write-down for impairment ......        (721,946)       1,547,830        1,860,000

Difference in income recognized on
    mortgage investments ......................         (22,741)         745,403          863,987

Difference in reserves ........................        (144,000)         144,000             --

Tax write-off of loan in excess of
    financial statement .......................        (933,092)            --               --

Tax depreciation in excess of
    financial statement depreciation ..........         (25,175)         (20,717)         (21,647)
                                                    -----------      -----------      -----------

Net income per tax basis ......................     $ 2,186,494      $ 3,660,778      $ 2,956,066
                                                    ===========      ===========      ===========

                      RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


9 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)


         The differences between the Partnership's net assets per financial statements to the tax basis of accounting are as follows:

                                                            December 31,
                                                 ------------------------------
                                                      1997              1996
                                                 ------------      ------------
Net assets per financial statements ........     $ 48,451,062      $ 46,946,878
Deferred interest receivable ...............        9,210,601         9,367,011
Acquisition and origination fees ...........          (16,217)          (42,678)
Allowance for loan losses and impairments ..        1,860,000         3,407,830
Syndication costs ..........................        2,669,697         2,669,697
Financial statement reserves in excess of
     tax amounts ...........................             --             144,000
Cumulative tax depreciation in excess of
     financial statement depreciation ......         (100,720)          (75,545)
                                                 ------------      ------------

Net assets per tax basis ...................     $ 62,074,423      $ 62,417,193
                                                 ============      ============

10       SUBSEQUENT EVENT


         On February 18, 1998, Presidio RPS Acquisition Corp. (the "Purchaser"), an affiliate of the General Partners and a subsidiary of Presidio, filed an offer to tender for up to 2,000,000 limited partnership units of the Partnership at $6.00 per unit. Included in the offering is a discussion of the estimated fair market value of the Partnership's investments in mortgage loans and real estate assets, which is not necessarily indicative of the carrying values presented in the accompanying balance sheets. The offer expired on March 17, 1998. On March 3, 1998 the Purchaser increased the offer price to $6.50 per unit.

                                                 RESOURCES PENSION SHARES 5, L.P.

                                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                     Additions
                                                         -----------------------------

                                   Balance at             Charged to          Charged                        Balance at
                                  Beginning of            Costs and           to Other                          End of
             Description            Period                Expenses            Accounts    Deductions            Period
             -----------            ------                --------            --------    ----------            ------
YEAR ENDED DECEMBER 31, 1997

Write-down for impairment:
Groton Shopping Center
     Groton, Connecticut ...     $ 1,860,000  (A)        $      --           $   --     $         --         $1,860,000
                                 ===========             ===========         ======     ============         ==========


Allowance for loan losses:
Santa Ana Loan
     Santa Ana, California .     $ 1,547,830  (B)        $      --           $   --     $ (1,547,830) (B)    $      --
                                 ===========             ===========         ======     =============        ==========

YEAR ENDED DECEMBER 31, 1996
Write-down for impairment:
Groton Shopping Center
     Groton, Connecticut ...     $ 1,860,000  (A)        $      --           $   --     $         --         $1,860,000
                                 ===========             ===========         ======     ============         ==========

Allowance for loan losses:
Santa Ana Loan
     Santa Ana, California .     $      --    (B)        $ 1,547,830         $   --     $         --         $1,547,830
                                 ===========             ===========         ======     ============         ==========

YEAR ENDED DECEMBER 31, 1995
Write-down for impairment:
Groton Shopping Center
     Groton, Connecticut ...     $      --               $ 1,860,000 (A)     $   --     $         --         $1,860,000
                                 ===========             ===========         ======     ============         ==========

 (A) Represents a write-down for impairment on the Groton Shopping Center provided during 1995.
 (B) Represents a provision for loan losses on the Santa Ana Loan provided during 1996 which was reversed during 1997 upon receipt by the Partnership and subsequent sale of the property underlying the loan.

                                                  RESOURCES PENSION SHARES 5, L.P.

                                       Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1997

                                                                  COSTS CAPITALIZED                   GROSS AMOUNT AT
                                           INITIAL COST TO         SUBSEQUENT TO                        CLOSE OF
                                           PARTNERSHIP (1)          ACQUISITION                           PERIOD
                                     ------------------------  ----------------------    ------------------------------------------
                                                  BUILDINGS                                            BUILDINGS        WRITE-DOWN
                                                      AND                    CARRYING                     AND               FOR
    DESCRIPTION       ENCUMBRANCES       LAND    IMPROVEMENTS  IMPROVEMENTS    COSTS        LAND     IMPROVEMENTS        IMPAIRMENT
    -----------       ------------       ----    ------------  ------------    -----        ----     ------------        ----------

LANDOVER MALL
LANDOVER, MARYLAND       $ -        $  640,000   $ 2,560,000    $       -    $ 84,404    $ 640,000     $ 2,644,404     $         -


XEROX OFFICE BUILDING
ARLINGTON, TEXAS           -           300,000     1,200,000            -           -      300,000      1,200,000                -


GROTON SHOPPING CENTER
GROTON, CONNECTICUT        -         1,820,000     4,680,000      657,758           -    1,820,000      5,337,758       (1,860,000)
                          --        ----------   -----------    ---------    --------    ----------    -----------     ------------

TOTAL                    $ -        $ 2,760,00   $ 8,440,000    $ 657,758    $ 84,404   $ 2,760,00     $ 9,182,162     $ (1,860,000)
                         ====       ==========   ============   ==========   ========   ==========     ===========     ============

                                  GROSS
                                 AMOUNT AT                                                   LIFE ON WHICH
                                 CLOSE OF                                                   DEPRECIATION IN
                                  PERIOD                                                     LATEST INCOME
                              ------------   ACCUMULATED      DATE OF         DATE            STATEMENTS
 DESCRIPTION                      TOTAL      DEPRECIATION   CONSTRUCTION    ACQUIRED          IS COMPUTED
 -----------                      -----      ------------   ------------    --------          -----------
LANDOVER MALL
LANDOVER, MARYLAND            $ 3,284,404      $ 331,250          N/A      12/21/92      40 YEARS
                                                                                         Straight-line method

XEROX OFFICE BUILDING
ARLINGTON, TEXAS                1,500,000          7,500          N/A       9/30/97      40 YEARS
                                                                                         Straight-line method

GROTON SHOPPING CENTER
GROTON, CONNECTICUT             5,297,758        511,338          N/A      12/9/93       40 YEARS
                              -----------      ---------                                 Straight-line method

TOTAL                         $10,082,162      $ 850,088
                              ===========      =========

                                                          Year ended December 31,
                                                -----------------------------------------
 (A) RECONCILIATION OF REAL ESTATE OWNED             1997           1996           1995
                                                ------------   ------------   -----------

 Balance at beginning of year                    $ 8,422,190    $ 8,331,702   $ 9,916,235

 Additions during year:
     Building                                      1,200,000              -             -
     Land                                            300,000              -             -
     Improvements                                    159,972         90,488       275,467
     Write-down for impairment                             -              -    (1,860,000)
                                                ------------   ------------   -----------

 Balance at end of year                         $ 10,082,162   $  8,422,190   $ 8,331,702
                                                =============  ============   ===========

                                                          Year ended December 31,
                                                  -------------------------------------
 (B) RECONCILIATION OF ACCUMULATED DEPRECIATION     1997           1996         1995
                                                 ---------      ----------    ---------


 Balance at beginning of year                    $ 645,032       $ 450,608    $ 261,316

 Additions during year
     Depreciation expense                          205,056         194,424      189,292
                                                   --------     ----------    ---------

 Balance at end of year                          $ 850,088      $  645,032    $ 450,608
                                                 ==========     ==========    =========


 (1) Aggregate cost for income tax purposes is $12,412,137 at December 31, 1997.

See notes to financial statements.

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

As  of  March  15,  1998,   the   executive   officers  and   directors  of  the
Administrative, Investment and Associate General Partners were as follows:

                                                                                           Has served as a
                                                                                           Director and/or
         Name                   Age                      Position Held                       Officer since
         ----                   ---                      -------------                       -------------
 W. Edward Scheetz              33      Director                                             November 1997
 David Hamamoto                 38      Director                                             November 1997
 Richard Sabella                42      President, Director                                  November 1997
 David King                     35      Executive VP, Director, Assistant Treasurer          November 1997
 Lawrence R. Schachter          41      Senior VP, Chief Financial Officer                   January 1998
 Kevin Reardon                  39      VP, Secretary, Treasurer, Director                   November 1997
 Allan B. Rothschild            36      Executive VP                                         December 1997
 Marc Gordon                    33      VP                                                   November 1997
 Charles Humber                 24      VP                                                   November 1997
 Adam Anhang                    24      VP                                                   November 1997
 Gregory Peck                   23      Assistant Secretary                                  November 1997

W. Edward Scheetz co-founded NorthStar Capital Partners with David Hamamoto in July 1997, having previously been a partner at Apollo Real Estate Advisors L.P. since 1993. From 1988 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures.

David Hamamoto co-founded NorthStar Capital Partners with W. Edward Scheetz in July 1997, having previously been a partner and a co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co., where he initiated the effort to build a real estate principal investment business in 1988 under the auspices of the Whitehall Funds.

Richard Sabella joined NorthStar Capital Partners in November 1997, having previously been the head of real estate and a partner at the law firm of Cahill, Gordon & Reindel since 1989. Mr. Sabella has also been associated with the law firms of Milgrim, Thomajian, Jacobs & Lee, P.C. and Cravath, Swaine & Moore.

David King joined NorthStar Capital Partners in November 1997, having previously been a Senior Vice President of Finance at Olympia & York Companies (USA). Prior to joining Olympia & York in 1990, Mr. King worked for Bankers Trust in its real estate finance group.

Lawrence R. Schachter joined NorthStar Presidio in January 1998, having previously held the position as Controller at CB Commercial/Hampshire, LLC from 1996 to 1997. Prior to joining CB, Mr. Schachter held the position of Controller at Goodrich Associates in 1996 and at Greenthal/Harlan Realty Services Co. from 1992 to 1995. Mr. Schachter, who holds a CPA, graduated from Miami University
(Ohio).

Kevin Reardon joined NorthStar Capital Partners in October 1997, having previously held the position of Controller at Lazard Freres Real Estate Investors from 1996 to 1997. Prior to joining Lazard Freres, Mr. Reardon was the Director of Finance in charge of European expansion at the law firm of Dewey Ballantine from 1993 to 1996. Prior to 1993, Mr. Reardon held a financial position at Hearst - ABC - Viacom Entertainment Services. Mr. Reardon, who holds a CPA, graduated from Fordham University with a B.S. in Accounting.

Allan B. Rothschild joined NorthStar Presidio in December 1997, having previously been the Senior Vice President and General Counsel of Newkirk Limited Partnership where he managed a large portfolio of net-leased real estate assets. Prior to joining Newkirk, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

Marc Gordon joined NorthStar Capital Partners in October 1997, having previously been a Vice President in the Real Estate Investment Banking Group at Merrill Lynch where he executed corporate finance and strategic transactions for public and private real estate ownership companies, including REITs, real estate service companies, and real estate intensive operating companies. Prior to joining Merrill Lynch in 1993, Mr. Gordon was in the Real Estate and Banking Group at the law firm of Irell & Manella. Mr. Gordon graduated from Dartmouth College with an A.B. in economics and also holds a J.D. from the UCLA School of Law.

Charles Humber joined NorthStar Capital Partners in September 1997, having previously worked for Merrill Lynch's Real Estate Investment Banking Group from 1996 to 1997. Mr. Humber graduated from Brown University with a B.A. in international relations and organizational behavior and management which is where he was prior to 1996.

Adam Anhang joined NorthStar Capital Partners in August 1997, having previously worked for The Athena Group's Russia and Former Soviet Union development team from 1996 to 1997. Mr. Anhang graduated from the Wharton School of the University of Pennsylvania with a B.S. in economics with concentrations in finance and real estate, which is where he was prior to 1996.

Gregory Peck joined NorthStar Capital Partners in July 1997, having previously worked for the Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking Group from 1996 to 1997. Prior to joining Morgan Stanley, Mr. Peck worked for Lazard Freres & Co. LLC in the Real Estate Investment Banking Group from 1994 to 1996. Mr. Peck graduated from Columbia College with an A.B. in mathematics and an A.B. in economics.

There are no family relations between any executive officer and any other executive officer or director of either the Administrative, Investment and Associate General Partners.

Many of the above officers and directors of the Administrative, Investment and Associate General Partners are also officers and/or directors of the general partners of other public partnerships affiliated with Presidio or of various subsidiaries of Presidio.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 1, 1998, only the following entity was known by Registrant to be the beneficial owner of more than 5% of Registrant's Units:

                                  Name and               Amount of
                                Address of               Beneficial             Percentage of Beneficial
     Title of Class          Beneficial Owner            Ownership                    Ownership
     --------------          ----------------            ---------                    ---------
Limited Partnership       Presidio Partnership            536,959                        9.4%
Units                     II Corp.
                          411 West Putnam Avenue
                          Greenwich, CT 06830

Limited Partnership       Presidio RPS Acquisition        862,497.573                   15.2%
Units                     Corp.
                          411 West Putnam Avenue
                          Greenwich, CT 06830

As of March 1, 1998, neither the General Partners nor their officers and directors were known by Registrant to be beneficially own Units or shares of Presidio, the parent of the General Partners.

To the knowledge of the Registrant, the following sets forth certain information regarding ownership of the Class A shares of Presidio as of March 11, 1998 (except as otherwise noted) by (i) each person or entity who owns of record or beneficially five percent or more of the Class A shares, (ii) each director and executive officer of Presidio, and (iii) all directors and executive officers of Presidio as a group. To the knowledge of Presidio, each of such shareholders has sole voting and investment power as to the shares shown unless otherwise noted.

All outstanding shares of Presidio are owned by Presidio Capital Investment Company, LLC ("PCIC"), a Delaware limited liability company. The interest in PCIC (and beneficial ownership in Presidio) are held as follows:

                                         Percentage Ownership
                                        in PCIC and Percentage
                                         Beneficial Ownership
 Name of Beneficial Owner                     in Presidio
 ------------------------               -----------------------
Five Percent Holders:
Presidio Holding Company, LLC(1)                 71.93%
AG Presidio Investors, LLC(2)                    14.12%
DK Presidio Investors, LLC(3)                     8.45%
Stonehill Partners, LP(4)                         5.50%

The holdings of the directors and executive officers of Presidio are as follows:

Directors and Officers:
Adam Anhang(5)                                       0%
Marc Gordon(5)                                       0%
David Hamamoto(5)                                71.93%
Charles Humber(5)                                    0%
David King(5)                                        0%
Gregory Peck(5)                                      0%
Kevin Reardon(5)                                     0%
Allan Rothschild(5)                                  0%
Richard J. Sabella(5)                                0%
Lawrence Schachter(5)                                0%
W. Edward Scheetz(5)                             71.93%

Directors and Officers as a group:               71.93%


(1) Presidio Holding Company, LLC is a New York limited liability company whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022. PHC has two members, Polaris Operating LLC ("Polaris") which holds a 1% interest, and Northstar Operating, LLC ("Northstar") which holds a 99% interest. Polaris is a Delaware limited liability company whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022. Polaris has two members, Sextant Operating Corp. ("Sextant"), which holds a 1% interest, and Northstar, which holds a 99% interest. Sextant is a Delaware corporation whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022 and whose sole shareholder is Northstar. Northstar is a Delaware limited liability company whose address is527 Madison Avenue, 16th Floor, New York, New York 10022. Northstar has two members, Northstar Capital Partners ("NCP"), which holds a 99% interest, and Northstar Capital Holdings I, LLC ("NCHI"), which holds a 1% interest. Both NCP and NCHI are Delaware limited liability companies, whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022. NCP has two members, NCHI, which holds a 74.75% interest, and Northstar Capital Holdings II LLC ("NCHII"), which holds a 25.25% interest. The business address for NCHII, a Delaware limited liability company is 527 Madison Avenue, 16th Floor, New York, New York 10022. NCHII has three members, NCHI, which holds a 99% interest, Edward Scheetz, who holds a 0.5% interest and David Hamamoto, who holds a 0.5% interest. Mr. Scheetz, a U.S. citizen whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022, is a founding member of NCP. Mr. Hamamoto, a U.S. citizen whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022, is a founding member of NCP. NCHI has two members, Mr. Scheetz and Mr. Hamamoto, each of whom holds a 50% interest.

                  Pursuant to that certain Amended and Restated Pledge and Security Agreement (the "Pledge Agreement") dated March 5, 1998 made by PHC in favor of Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), PHC pledged all of its membership interest in PCIC to CSFB as security for loans issued under the Loan Agreement dated as of February 20, 1998 by and among PHC and CSFB and the First Amendment thereon dated March 5, 1998 (together, the "Loan Agreement"). The Pledge Agreement and Loan Agreement contain standard default and event of default provisions which may at a subsequent date result in a change of control of PCIC and, therefore, the Registrant.

(2) Each of Angelo, Gordon & Company, LP, as sole manager of AG Presidio Investors, LLC, and John M. Angelo and Michael L. Gordon, as general partners of the general partner of Angelo, Gordon & Company, LP may be deemed to beneficially own for purposes of rule 13 d-3 of the Exchange Act, the securities beneficially owned by AG Presidio Investors, LLC. Each of John
                  M. Angelo and Michael L. Gordon disclaim such beneficial ownership. The business address for such persons is c/o Angelo, Gordon & Company, LP, 345 Park Avenue, 26th Floor, New York, New York 10167.

(3) M.H. Davidson & Company, Inc., as sole manager of DK Presidio Investors, LLC may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act, the securities beneficially owned by DK Presidio Investors, LLC. The business address for such person is c/o M.H. Davidson & Company, 885 Third Avenue, New York, New York 10022.

(4)               Includes  shares  of  PCIC  beneficially  owned  by  Stonehill
                  Offshore Partners Limited and Stonehill Institutional Partners, LP. John A. Motulsky is a managing general partner of Stonehill Partners, LP, a managing member of the investment advisor to Stonehill Offshore Partners Limited and is a general partner of Stonehill Institutional Partners, LP. John
                  A. Motulsky disclaims beneficial ownership of the shares held by these entities. The business address for such person is c/o Stonehill Investment Corporation, 110 East 59th Street, New York, New York 10022.

(5) The business address for such person is 527 Madison Avenue, 16th Floor, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions

During Registrant's fiscal year ended December 31, 1997, the General Partners and certain affiliated entities have earned or received compensation or payments for services from Registrant as follows:

  Name of Recipient                     Capacity in Which Served        Compensation
  -----------------                     ------------------------        ------------
Resources Capital Corp.               Administrative General Partner     $887,218 (1)
Resources Pension Advisory Corp.      Investment General Partner         $ 65,525 (2)
Presidio AGP Corp.                    Associate General Partner              $403 (3)

(1)      This amount includes the following:

         (a) a Partnership Management Fee of $847,690 for managing the affairs of Registrant.

         (b) $39,528 as the Administrative General Partner's share of the General Partners' 1% distribution of Adjusted Cash From Operations.

(2) This amount includes the following:

         (a) a Mortgage Servicing Fee of $65,122 for servicing the mortgage loan portfolio of Registrant.

         (b) $403 as the Investment General Partner's share of the General Partners' 1% distribution of Adjusted Cash From Operations.

(3) This amount represents the Associate General Partner's share of the General Partner's 1% distribution of
         Adjusted Cash from Operations.

(4) Pursuant to Registrant's Partnership Agreement, for the year ended December 31, 1997, the General Partners were allocated taxable income as follows: taxable income of $79,265 to the Administrative General Partner and taxable income of $809 to each of the Investment and Associate General Partners.

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

10(e) Negotiable Promissory Note between DVL, Inc. and Registrant, dated February 28, 1997.

10(f)    Loan  agreement   between   Oliveye  Hotel  Limited   Partnership   and
         Registrant, dated October 31, 1997. *

(b) Reports on Form 8-K filed during the last quarter of the fiscal year:

         None

         * Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1998.


RESOURCES PENSION SHARES 5, L.P.


By:      RESOURCES CAPITAL CORP.
         Administrative General Partner

                                                                    DATE

By:      /s/ Richard Sabella                                 March 27, 1998
         -------------------
         Richard Sabella
         President, Director
         (Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in their capacities as directors and/or officers (with respect to the Administrative and Investment General Partners) on the date indicated below.


       Signature                  Title                            Date
       ---------                  -----                            ----


/s/ Lawrence Schachter       Senior Vice President and          March 27, 1998
-----------------------      (Principal Financial Officer,
Lawrence Schachter           and Principal Accounting Office)

/s/ Richard Sabella          Director and President             March 27, 1998
-----------------------      (Chief Executive Officer)
Richard Sabella

/s/ David King               Director and Executive
David King                   Vice President                     March 27, 1998

/s/ Kevin Reardon            Director and Vice President,
Kevin Reardon                Treasurer and Secretary            March 27, 1998

                                  EXHIBIT INDEX


Exhibits

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

10(e) Negotiable Promissory Note between DVL, Inc. and Registrant, dated February 28, 1997.

10(f)    Loan  Agreement   between   Oliveye  Hotel  Limited   Partnership   and
         Registrant, dated October 31, 1997.*

         * Filed herewith