Form 10-Q
period 1998-03-31
RESOURCES PENSION SHARES 5 LP
filed 1998-05-15
CIK 789987

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________


                         Commission file number 0-15690


                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                           13-3353722
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


411 West Putnam Avenue, Suite 270, Greenwich, CT               06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                 (203) 862-7444
              (Registrant's telephone number, including area code)


                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [ X ]   No [   ]

                                      INDEX




PART I -   FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - March 31, 1998 and December 31, 1997

          STATEMENTS OF  OPERATIONS  - For the three months ended March 31, 1998 and 1997

          STATEMENT OF  PARTNERS'  EQUITY - For the three months ended March 31,
               1998

          STATEMENTS OF CASH FLOWS - For the three months ended March 31, 1998 and 1997

          NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


PART II -  OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                        RESOURCES PENSION SHARES 5, L.P.

                                 BALANCE SHEETS



                                                     March 31,       December 31,
                                                       1998              1997
                                                    -----------      -----------
ASSETS

     Investment in mortgage loans ............      $25,362,011      $25,448,823
     Cash and cash equivalents ...............       16,796,240       15,725,616
     Real estate - net .......................        7,690,185        9,232,074
     Other assets ............................          212,606          181,635
     Interest receivable - mortgage loans ....          258,690          126,512
     Interest receivable - other .............           74,796           78,593
                                                    -----------      -----------

                                                    $50,394,528      $50,793,253
                                                    ===========      ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distributions payable ...................      $   632,316      $   632,316
     Accounts payable and accrued expenses ...          456,588          779,912
     Other liabilities .......................          443,050          608,438
     Due to affiliates .......................          196,140          321,525
                                                    -----------      -----------

        Total liabilities ....................        1,728,094        2,342,191
                                                    -----------      -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (5,690,843
        units issued and outstanding) ........       48,179,780       47,966,562
     General partners' equity ................          486,654          484,500
                                                    -----------      -----------

        Total partners' equity ...............       48,666,434       48,451,062
                                                    -----------      -----------

                                                    $50,394,528      $50,793,253
                                                    ===========      ===========

See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                            STATEMENTS OF OPERATIONS



                                                      For the three months ended
                                                             March 31,
                                                   -----------------------------
                                                       1998             1997
                                                   -----------      -----------
Revenues
     Mortgage loans interest income ..........     $   800,332      $   759,652
     Operating income - real estate ..........         302,233          277,718
     Short term investment interest ..........         194,165           99,147
     Other income ............................          14,779           35,280
                                                   -----------      -----------
                                                     1,311,509        1,171,797

Costs and expenses
     Management fees .........................         181,009          180,705
     Operating expenses - real estate ........         118,382          149,371
     Depreciation and amortization expense ...          61,275           53,000
     General and administrative expenses .....          42,570           11,548
     Property management fees ................          17,295           13,924
     Mortgage servicing fees .................          15,134           19,838
     Recovery of loan loss ...................            --           (721,946)
                                                   -----------      -----------
                                                       435,665         (293,560)
                                                   -----------      -----------

                                                       875,844        1,465,357

Loss on disposition of real estate ...........         (28,156)            --
                                                   -----------      -----------

Net income ...................................     $   847,688      $ 1,465,357
                                                   ===========      ===========

Net income attributable to
     Limited partners ........................     $   839,211      $ 1,450,704
     General partners ........................           8,477           14,653
                                                   -----------      -----------

                                                   $   847,688      $ 1,465,357
                                                   ===========      ===========

Net income per unit of limited partnership
     interest (5,690,843 units outstanding) ..     $       .15      $       .25
                                                   ===========      ===========

See notes to financial statements.

                                  RESOURCES PENSION SHARES 5, L.P.

                                    STATEMENT OF PARTNERS' EQUITY





                                                 General           Limited            Total
                                                Partners'         Partners'         Partners'
                                                 Equity            Equity            Equity
                                             ------------      ------------      ------------
Balance, January 1, 1998 ...............     $    484,500      $ 47,966,562      $ 48,451,062

Net income for the three months ended
    March 31, 1998 .....................            8,477           839,211           847,688

Distributions for the three months ended
     March 31, 1998 ($.11 per limited
     partnership unit) .................           (6,323)         (625,993)         (632,316)
                                             ------------      ------------      ------------

Balance, March 31, 1998 ................     $    486,654      $ 48,179,780      $ 48,666,434
                                             ============      ============      ============

See notes to financial statements.

                                RESOURCES PENSION SHARES 5, L.P.

                                    STATEMENTS OF CASH FLOWS



                                                                   For the three months ended
                                                                            March 31,
                                                                 ------------------------------
                                                                      1998              1997
                                                                 ------------      ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ............................................     $    847,688      $  1,465,357
     Adjustments to reconcile net income to
        net cash provided by operating activities
            Recovery of loan loss ..........................             --            (721,946)
            Depreciation and amortization expense ..........           61,275            53,000
            Amortization of origination and acquisition fees            4,403            31,926
            Loss on disposition of real estate .............           28,156              --
     Changes in assets and liabilities
        Other assets .......................................          (35,357)           (8,609)
        Interest receivable - mortgage loans ...............         (132,178)          (14,666)
        Interest receivable - other ........................            3,797            24,800
        Accounts payable and accrued expenses ..............         (323,324)          (40,343)
        Other liabilities ..................................         (165,388)             --
        Due to affiliates ..................................         (125,385)          200,543
                                                                 ------------      ------------

                Net cash provided by operating activities ..          163,687           990,062
                                                                 ------------      ------------

Cash flows from investing activities
     Proceeds from disposition of real estate, net .........        1,456,844              --
     Mortgage loan repayments received .....................           82,409            99,909
     Investment in mortgage loan ...........................             --          (2,000,000)
     Additions to real estate ..............................             --             (94,464)
                                                                 ------------      ------------

                Net cash provided by (used in)
                  investing activities .....................        1,539,253        (1,994,555)
                                                                 ------------      ------------
Cash flows from financing activities
     Distributions to partners .............................         (632,316)         (632,316)
                                                                 ------------      ------------
Net increase (decrease) in cash and
     cash equivalents ......................................        1,070,624        (1,636,809)

Cash and cash equivalents, beginning of period .............       15,725,616        10,375,892
                                                                 ------------      ------------

Cash and cash equivalents, end of period ...................     $ 16,796,240      $  8,739,083
                                                                 ============      ============

See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         Allowance for loan losses (continued)

         realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1998. Accordingly, the Partnership may provide additional losses in subsequent periods and such provisions could be material. A provision for loan looses was not required for the quarterly periods ended March 31, 1998 and 1997.

         Write-down for impairment

         The Partnership records write-downs for impairment based upon a quarterly review of the real estate in its portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each period. Accordingly, the Partnership may record additional write-downs in subsequent periods and such write-downs could be material. A write-down for impairment was not required for the quarterly periods ended March 31, 1998 and 1997.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES(continued)

         On November 2, 1997, the Administrative Services Agreement with Wexford Management LLC ("Wexford"), the administrator for Presidio, expired. Pursuant to that agreement Wexford had the authority to designate directors of the General Partners. Effective November 3, 1997, Wexford and Presidio entered into an Administrative Services Agreement dated as of November 3, 1997 (the "ASA"), which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates, including the General Partners and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"). Under the terms of the management agreement NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the quarter ended March 31, 1998 reimbursable expenses due to NorthStar Presidio amounted to $997.

         Subject to the rights of the Limited Partners under the Partnership Agreement, Presidio controls the Partnership through its direct and indirect ownership of the General Partners. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners.

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the quarters ended March 31, 1998 and 1997, the Administrative General Partner earned $181,009 and $180,705, respectively.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the quarters ended March 31, 1998 and 1997, the Investment General Partner earned $15,134 and $19,838, respectively, for mortgage servicing fees.

         The Partnership has entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES(continued)

         property when leasing services are performed or 3% of gross revenue when no leasing services are performed. During 1994, RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC. There was no supervisory management fee earned by RSMC for the quarters ended March 31, 1998 and 1997. Management fees earned by the unaffiliated local management company amounted to $17,295 and $12,424 for the quarters ended March 31, 1998 and 1997, respectively.

         The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner. For the quarters ended March 31, 1998 and 1997, the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net income
         (loss) of $8,307, $85 and $85 and $14,361, $146 and $146, respectively.

         As of March 31, 1998 affiliates of Presidio have purchased 1,486,944 limited partnership units of the Partnership. These units represent approximately 26% of the issued and outstanding limited partnership units and entitle the purchaser to approximately $163,564 in distributions for the quarter ended March 31, 1998.

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

         On July 30, 1997, DVL sold one of the properties underlying the Note and made a $1,075,000 prepayment to the Partnership. Approximately $1,032,000 of the prepayment was applied towards the principal balance of the Note and the remainder was applied to interest and yield maintenance fee.

         On April 1, 1998, DVL sold another of the properties underlying the Note and made a $500,000 prepayment to the Partnership. Approximately $467,787 was applied towards the principal balance of the Note and the remainder was applied to interest and yield maintenance fee.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4         INVESTMENTS IN MORTGAGE LOANS (continued)

         Xerox Loan

         The Xerox loan was originally a $1,100,000 first mortgage loan which was secured by an office building located in Arlington, Texas. In March 1997, the Xerox loan matured in accordance with its terms. On September 30, 1997, the Partnership received a deed-in-lieu of foreclosure on the property underlying this loan. At that date, the Xerox loan had a carrying value of $1,100,000 (this loan was accounted for under the investment method) and the underlying property had an estimated net realizable value of $1,500,000. Accordingly, the Partnership had reduced its investments in mortgage loans by the carrying value of the Xerox loan and recorded an addition to real estate for the fair market value of the underlying property, which resulted in recognition of interest income for amounts previously deferred in the amount of $400,000. A separate entity was formed, 2810 Arlington Holding, LLC, to take title to the property. The Partnership is the sole member of the entity and is entitled to 100% of all assets, distributions and net income.

         On March 10, 1998, the Partnership sold this property for $1,550,000, net of closing costs of approximately $93,000. At that time the property had a net carrying value of $1,485,000, resulting in a loss on the disposition of the property of approximately $28,000.

          Bank of California Loan

         The Bank of California Loan, in the original principal amount of $8,500,000 ("Wrap Loan"), is secured by, among other things, the interest of Gum Loong Limited Partnership ("Gum Loong") in the land located in downtown Seattle, Washington underlying a building commonly known as The Bank of California Building (the "Building").

         In August 1993, Gum Loong filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, and a plan of reorganization was approved in September 1993.

         The approved plan calls for, among other things, a Bankruptcy Court appointed liquidating agent to manage the Building securing the Wrap Loan and to pay the installments due the Partnership. The liquidating agent is also required to sell the Building by June 1998 in a sale that must be approved by the Bankruptcy Court and to which the Partnership may object, or at a court approved auction in which the Partnership could bid. The Borrower has notified the Partnership of its intent to pay off the loan.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS (continued)

         Bank of California Loan (continued)

         Management of the Investment General Partner estimates the fair value of the Wrap Loan to be approximately $11,800,000 at March 31, 1998. Methods and assumptions used in estimating fair value included, but were not limited to, (i) present value of expected cash flows, (ii) current rates for similar issues, (iii) recent transactions for similar issues and (iv) market risks.

         Information with respect to the Partnership's investments in mortgage loans is summarized below:

                                                                                      Interest      Contractual      Carrying
                                 Interest Rate           Maturity        Amount        March 31,      March 31,      March 31,
  Description                Current %     Accrued %       Date         Advanced         1998         1998 (2)       1998 (1)
  -----------                ---------     ---------       ----         --------         ----         --------       --------
Shopping Centers
 Lucky Supermarket
 Buena Park, CA (4) ...      8.41-10.00     1.82 - 0     May 2005      $ 2,200,000   $    55,385      2,479,412    $ 2,237,934

 Avon Market Ctr ......
   Avon, CO (3) .......      8.35               --       April 2003      3,750,000        76,078      3,641,061      3,641,060


 DVL, Inc. (3) ........     12.00               --       February 2000   2,000,000        21,037        677,890        677,890

 Hotel
 Crowne Plaza Hotel (3)
 Cincinnati, Ohio .....     11.00               --       October 2000    6,500,000       178,750      6,402,048      6,402,048

 Office Buildings
 Bank of California
   Seattle, WA (4) ....      9.36 - 10.24   3.0 - 0      May 1998        8,500,000       386,324     16,904,438      8,510,839


 Lionmark Corp. Ctr ...
   Columbus, OH (3) ...       8.5               --       June 2003       4,000,000        82,758      3,892,240      3,892,240
                                                                       -----------    -----------    -----------    -----------

                                                                       $26,950,000    $   800,332    $33,997,089    $25,362,011
                                                                       ===========    ===========    ===========    ===========

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


5         REAL ESTATE

         Landover, Maryland

         The owner of the Landover Mall ("Mall Owner"), where the property is located, had requested reimbursement from the Partnership for common area maintenance and utility usage charges, allegedly due under certain agreements made between the former owner of the property and Mall Owner, for periods subsequent to the date that the Partnership took title to the property. The Partnership believed it was obligated only for the actual value of certain items. Discussions between the Partnership and Mall Owner were on-going as to the exact amount to be paid. The Partnership had provided a liability (included in accounts payable and accrued expenses in the accompanying balance sheets) in the amount of $672,329 at December 31, 1997, for such charges. On December 22, 1997 the Partnership entered into a settlement agreement with Mall Owner and on February 4, 1998 the Partnership paid $667,407 in full satisfaction of amounts owed at December 31, 1997 (excluding energy charges for December 1997).

         Avon Market Center Loan

         On March 19, 1993, the Partnership funded a first mortgage loan in the principal amount of $3,750,000 at an annual interest rate of 8.35%, payable in monthly installments of principal and interest (based on a 35-year amortization schedule). The loan is for a period of ten years, may not be prepaid during its first two years and may be prepaid thereafter without penalty. The loan does not provide for any accrued or contingent interest. The loan is secured by a shopping center located in Eagle County, Colorado. The Borrower has notified the Partnership of its intent to pay off the loan.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3         REAL ESTATE (continued)


         Arlington, Texas

         As discussed in Note 4, this property which was originally owned by Xerox was acquired by the Partnership via a deed-in-lieu of foreclosure on September 30, 1997. The property has been recorded at its estimated net realizable value at such date. On March 10, 1998, the Partnership sold this property for approximately $1,457,000, net of closing costs.


         The following table is a summary of the Partnership's real estate as of:

                                                 March 31,          December 31,
                                                   1998                1997
                                              ------------         ------------
Land .................................        $  1,902,000         $  2,202,000
Building and improvements ............           6,680,162            7,880,162
                                              ------------         ------------
                                                 8,582,162           10,082,162
Less accumulated depreciation ........            (891,977)            (850,088)
                                              ------------         ------------

                                              $  7,690,185         $  9,232,074
                                              ============         ============

6        DISTRIBUTIONS PAYABLE TO PARTNERS

         Distributions payable are as follows:

                                                      March 31,       December 31,
                                                         1998             1997
                                                       --------         --------
Limited partners ($.11 per unit) .............         $625,993         $625,993
General partners .............................            6,323            6,323
                                                       --------         --------

                                                       $632,316         $632,316
                                                       ========         ========

        Such distributions were paid subsequent to March 31, 1998 and December 31, 1997, respectively.

                       RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


7         OFFER TO TENDER

         On February 18, 1998, Presidio RPS Acquisition Corp. (the "Purchaser"), an affiliate of the General Partners and a subsidiary of Presidio, filed an offer to tender for up to 2,000,000 limited partnership units of the Partnership at $6.00 per unit. Included in the offering is a discussion of the estimated fair market value of the Partnership's investments in mortgage loans and real estate assets, which is not necessarily indicative of the carrying values presented in the accompanying balance sheets. On March 3, 1998 the Purchaser increased the offer price to $6.50 per unit. In connection therewith, 862,679 units were purchased at a cost of $5,607,413.

ITEM 2-   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         Liquidity and capital resources

         As of March 31, 1998, the Partnership has funded an aggregate of $26,950,000 to the mortgagors in six outstanding mortgage loans, consisting of five first mortgage loans and one wraparound mortgage loan. See Note 4 to the financial statements.

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

         On April 1, 1998 DVl sold another of the properties underlying the Note and made a $500,000 prepayment to the Partnership. Approximately $467,787 was applied towards the principal balance of the Note and the remainder was applied to interest and yield maintenance fee.

         In March 1997, the Xerox loan matured. On September 30, 1997 the Partnership received a deed-in-lieu of foreclosure on the property underlying this loan. At that date, the Xerox loan had a carrying value of $1,100,000 and the underlying property had an estimated net realizable value of $1,500,000. Accordingly, the Partnership has reduced its investments in mortgage loans by the carrying value of the Xerox loan and recorded an addition to real estate for the estimated net realizable value of the underlying property. On March 10, 1998, the Partnership sold this property for net proceeds of approximately $1,457,000.

         For the quarter ended March 31, 1998, the Partnership paid a cash distribution to its partners representing a 4% annualized return on each limited partner's original investment. If necessary, the Partnership has the right to establish reserves either from disposition proceeds or from cash flow. At March 31, 1998, working capital reserves were approximately $15,863,000. Management is actively seeking new investment opportunities for the recent disposition proceeds. According to the Partnership Agreement, disposition proceeds are required to be reinvested or held in reserves until August 1998 after which time management will evaluate whether a distribution is warranted, or proceeds will be held in working capital reserves.

         Currently, the foreclosed property which formerly secured the Garfinkel Loan is vacant. Funds which are necessary to lease up the property and to remedy deferred maintenance conditions at the Garfinkel's property will be supplied from the Partnership's working capital reserves. In addition, the Partnership may require funds for capital improvements to, and leasing of, the property which formerly secured the Groton loan. Such funds may be drawn from working capital reserves. The Partnership currently holds working capital reserves in short term investments, at rates which are lower than the returns previously earned on the loans that have been prepaid. If excess working capital is ultimately invested in new loans, these investments are likely to be at lower rates than previous investments due to current market conditions.

         Except as discussed  above,  management is not aware of any other known
         trends,   events,   commitments  or  uncertainties  that  will  have  a
         significant impact on liquidity.

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each mortgage loan in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospect for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1998.

         Write-down for impairment

         The Partnership records write-downs for impairment based upon a quarterly review of the real estate in its portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each period. Accordingly, the Partnership may record additional write-downs in subsequent periods and such write-downs could be material. A write-down for impairment was not required for the three months ended March 31, 1998 and 1997.

         Results of operations

         Net income decreased for three months ended March 31, 1998 compared with the same period in the prior year. The decrease was primarily due to a recovery of loan losses, recorded on the Santa Ana property in 1997.

         Revenues increased for three months ended March 31, 1998 compared with the same period in the prior year due to increases in mortgage interest income, operating income, and short-term investment interest partially offset by a decrease in other income. Mortgage interest income increased primarily as a result of an increase in the interest income related to the Bank of California loan. Operating income increased as a result of the acquisition of the Xerox property. Short-term investment income increased as a result of an increase in cash and cash equivalents on which the interest is earned. Other income decreased as a result of a decrease in transfer fee income.

         Costs and expenses increased primarily as a result of a recovery of loan losses recorded in 1997.

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

         Legal proceedings

         Everest Litigation

         On February 6, 1998, Everest Investors 8, LLC ("Everest") commenced an action in the Superior Court of the state of California for the County of Los Angeles, against, among others things, the HEP Partnerships and the Partnership, and the general partners of each of the partnerships. In the action, Everest alleged, among other things, that the partnerships and the general partners breached the provisions of the applicable partnership agreements by refusing to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to tender offers that had been made by Everest (the "Everest Tender Units"). Everest sought injunctive relief (i) directing the recognition of the transfers to Everest of the Everest Tender Units and the admission of Everest as a limited partner with respect to the Everest Tender Units and (ii) enjoining the transfers of the Everest Tender Units to any other party. Everest seeks damages, including punitive damages, for alleged breach of contract, defamation and intentional interference with contractual relations. Everest's motion for a temporary restraining order was denied on February 6, 1998. A hearing on Everest's application for a preliminary injunction had been scheduled for February 26; however, on February 20, 1998, Everest asked the Court to take its application off the calendar.

         On March 27, 1998, Everest commenced an action in the United States District Court for the Central District of California against, among others, the general partners of the Partnership and of the HEP partnerships. In the action, Everest alleged, among other things, various violations of the Williams Act Section 14(d) of the Securities Exchange Act of 1934 in connection with the general partners' refusal to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to the Everest tender offers and the letters sent by the general partners to the limited partners advising them of the general partners' determination that the Everest tender offers violated applicable securities laws. The general partners believe that Everest's claims are without merit and intend to vigorously contest the action.

PART II -  OTHER INFORMATION



ITEM 1 -   LEGAL PROCEEDINGS

(a) See Management Discussion and Analysis of Financial Condition and Results of Operations which is herein incorporated by reference.


ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits: None.

(b)        Reports on Form 8-K: None.

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



                                            RESOURCES PENSION SHARES 5, L.P.

                                            By:   Resources Capital Corp.
                                                  Administrative General Partner




Dated:     May 14, 1998                     By:   /s/ Richard Sabella
                                                  -------------------
                                                  Richard Sabella
                                                  President
                                                  (Duly Authorized Officer)



Dated:     May 14, 1998                     By:   /s/ Lawrence Schachter
                                                  ----------------------
                                                  Lawrence Schachter
                                                  Senior Vice President and
                                                  Chief Financial Officer