Form 10-Q/A
period 1998-03-31
RESOURCES PENSION SHARES 5 LP
filed 1998-06-02
CIK 789987

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1998

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to _____________

                           Commission File No. 1-15690

                        RESOURCES PENSION SHARES 5, L.P.
             (Exact name of registrant as specified in its charter)

            Delaware                                              13-3353722
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

    41 West Putnam Avenue, Suite 270, Greenwich, CT              06830
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

                                 Yes X     No

                                EXPLANATORY NOTE

         This Amendment to the Resources Pension Shares 5, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (the "Form 10-Q") amends the fifth sentence of the sixth paragraph of ITEM 2 of the Form 10-Q. The Form 10-Q was filed with the Securities and Exchange Commission on May 15, 1998. Set forth below is the complete text of the sixth paragraph of ITEM 2 of the Form 10-Q, as amended.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

         For the quarter ended March 31, 1998, the Partnership paid a cash distribution to its partners representing a 4% annualized return on each limited partner's original investment. If necessary, the Partnership has the right to establish reserves either from disposition proceeds or from cash flow. At March 31, 1998, working capital reserves were approximately $15,863,000. Management is actively seeking new investment opportunities for the recent disposition proceeds. According to the Partnership Agreement, disposition proceeds are required to be reinvested or held in reserves until April 1998 after which time management will evaluate whether a distribution is warranted, or proceeds will be held in working capital reserves.


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

                                       RESOURCES PENSION SHARES 5, L.P.

                                       By:      Resources Capital Corp.
                                                Administrative General Partner

Dated: June 1, 1998                    By:      /s/ Richard Sabella
                                                ----------------------
                                                Richard Sabella
                                                President
                                                (Duly Authorized Officer)

Dated: June 1, 1998                    By:      /s/ Lawrence Schachter
                                                ----------------------
                                                Lawrence Schachter
                                                Senior Vice President and
                                                Chief Financial Officer