Form 10-Q
period 1998-06-30
RESOURCES PENSION SHARES 5 LP
filed 1998-08-12
CIK 789987

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

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

                        RESOURCES PENSION SHARES 5, L.P.
                            FORM 10Q - JUNE 30, 1998



                                      INDEX




PART I -   FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - June 30, 1998 and December 31, 1997 .................

          STATEMENTS OF  OPERATIONS  - For the three  months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997 ....

          STATEMENT OF PARTNERS' EQUITY - For the six months ended June 30, 1998

          STATEMENTS OF CASH FLOWS - For the six months ended
               June 30, 1998 and 1997 ..........................................

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



PART II -  OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS................................................

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.................................

SIGNATURES      ................................................................

PART 1 - FINANCIAL INFORMATION
ITEM -   FINANCIAL STATEMENTS

                        RESOURCES PENSION SHARES 5, L.P.
                                 BALANCE SHEETS



                                                      June 30,      December 31,
                                                       1998              1997
                                                    -----------      -----------
ASSETS
     Investment in mortgage loans ............      $12,676,938      $25,448,823
     Cash and cash equivalents ...............        3,432,032       15,725,616
     Real estate - net .......................        7,645,356        9,232,074
     Other assets ............................          130,756          181,635
     Interest receivable - mortgage loans ....          107,438          126,512
     Interest receivable - other .............           24,924           78,593
                                                    -----------      -----------

                                                    $24,017,444      $50,793,253
                                                    ===========      ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distributions payable ...................      $   632,316      $   632,316
     Accounts payable and accrued expenses ...          112,927          779,912
     Other liabilities .......................          443,050          608,438
     Due to affiliates .......................          210,215          321,525
                                                    -----------      -----------

        Total liabilities ....................        1,398,508        2,342,191
                                                    -----------      -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (5,690,843
        units issued and outstanding) ........       22,392,756       47,966,562
     General partners' equity ................          226,180          484,500
                                                    -----------      -----------

        Total partners' equity ...............       22,618,936       48,451,062
                                                    -----------      -----------

                                                    $24,017,444      $50,793,253
                                                    ===========      ===========

                       See notes to financial statements.

                                      RESOURCES PENSION SHARES 5, L.P.

                                          STATEMENTS OF OPERATIONS


                                                 For the three months ended      For the six months ended
                                                          June 30,                         June 30,
                                                ---------------------------     ---------------------------
                                                   1998             1997           1998             1997
                                                -----------     -----------     -----------     -----------
Revenues
     Mortgage loans interest income .......     $ 9,107,135     $   658,927     $ 9,907,467     $ 1,418,579
     Operating income - real estate .......         248,616         238,562         550,849         516,280
     Short term investment interest .......         200,713         159,676         394,878         258,823
     Other income .........................          39,386          50,980          54,165          86,260
                                                -----------     -----------     -----------     -----------
                                                  9,595,850       1,108,145      10,907,359       2,279,942
                                                -----------     -----------     -----------     -----------

Costs and expenses
     Management fees ......................         225,252         179,282         406,261         359,987
     Operating expenses - real estate .....         109,721         118,374         228,103         267,745
     Depreciation and amortization ........          53,974          53,000         115,249         106,000
     General and administrative ...........         102,136          67,026         144,706          78,574
     Property management fees .............          14,860          10,527          32,155          24,451
     Mortgage servicing fees ..............          15,134          18,693          30,268          38,531
     Recovery of loan loss ................            --              --              --          (721,946)
                                                -----------     -----------     -----------     -----------
                                                    521,077         446,902         956,742         153,342
                                                -----------     -----------     -----------     -----------

                                                  9,074,773         661,243       9,950,617       2,126,600

Loss on disposition of real estate ........            --              --            28,156            --
                                                -----------     -----------     -----------     -----------

Net income ................................     $ 9,074,773     $   661,243     $ 9,922,461     $ 2,126,600
                                                ===========     ===========     ===========     ===========

Net income attributable to
     Limited partners .....................     $ 8,984,025     $   654,630     $ 9,823,236     $ 2,105,334
     General partners .....................          90,748           6,613          99,225          21,266
                                                -----------     -----------     -----------     -----------

                                                $ 9,074,773     $   661,243     $ 9,922,461     $ 2,126,600
                                                ===========     ===========     ===========     ===========

Net income per unit of limited partnership
     interest (5,690,843 units outstanding)     $      1.58     $       .12     $      1.73     $       .37
                                                ===========     ===========     ===========     ===========

                                     See notes to financial statements.

                                      RESOURCES PENSION SHARES 5, L.P.

                                        STATEMENT OF PARTNERS' EQUITY





                                                           General            Limited             Total
                                                          Partners'         Partners'            Partners'
                                                           Equity             Equity              Equity
                                                       ------------        ------------        ------------
 Balance, January 1, 1998 ......................       $    484,500        $ 47,966,562        $ 48,451,062

 Net income for the six months ended
     June 30, 1998 .............................             99,225           9,823,236           9,922,461

 Distributions for the six months ended
      June 30, 1998 ($6.22 per limited
      partnership unit) ........................           (357,545)        (35,397,042)        (35,754,587)
                                                       ------------        ------------        ------------

 Balance, June 30, 1998 ........................       $    226,180        $ 22,392,756        $ 22,618,936
                                                       ============        ============        ============

                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                    For the six months ended
                                                                             June 30,
                                                                 ------------------------------
                                                                      1998              1997
                                                                 ------------      ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS
Cash flows from operating activities
     Net income ............................................     $  9,922,461      $  2,126,600
     Adjustments to reconcile net income to
        net cash provided by operating activities
            Recovery of loan loss ..........................             --            (721,946)
            Depreciation and amortization expense ..........          115,249           106,000
            Amortization of origination and acquisition fees            7,089            98,471
            Loss on disposition of real estate .............           28,156              --

     Changes in assets and liabilities
        Other assets .......................................           42,107            49,297
        Interest receivable - mortgage loans ...............           19,074           133,607
        Interest receivable - other ........................           53,669            46,886
        Accounts payable and accrued expenses ..............         (666,985)          (11,192)
        Other liabilities ..................................         (165,388)             --
        Due to affiliates ..................................         (111,310)          (26,744)
                                                                 ------------      ------------

               Net cash provided by operating activities ...        9,244,122         1,800,979
                                                                 ------------      ------------

Cash flows from investing activities
     Proceeds from disposition of real estate, net .........        1,456,844              --
     Mortgage loan repayments received .....................       12,764,796        11,492,514
     Investment in mortgage loan ...........................             --          (2,000,000)
     Additions to real estate ..............................           (4,759)         (110,762)
                                                                 ------------      ------------

               Net cash provided by investing activities ...       14,216,881         9,381,752
                                                                 ------------      ------------

Cash flows from financing activities
     Distributions to partners .............................      (35,754,587)       (1,264,632)
                                                                 ------------      ------------

Net (decrease) increase in cash and cash equivalents .......      (12,293,584)        9,918,099

Cash and cash equivalents, beginning of period .............       15,725,616        10,375,892
                                                                 ------------      ------------

Cash and cash equivalents, end of period ...................     $  3,432,032      $ 20,293,991
                                                                 ============      ============

                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         Allowance for loan losses


         A provision for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of June 30, 1998. Accordingly, the Partnership may provide additional losses in subsequent periods and such provisions could be material. A provision for loan losses was not required for the quarterly periods ended June 30, 1998 and 1997.

         Write-down for impairment

         The Partnership records write-downs for impairment based upon a quarterly review of the real estate in its portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each period. Accordingly, the Partnership may record additional write-downs in subsequent periods and such write-downs could be material. A write-down for impairment was not required for the quarterly periods ended June 30, 1998 and 1997.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
          (continued)

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., ("NorthStar") a Maryland Corporation.

         Effective on August 28, 1997 Presidio entered into a management agreement with NorthStar Presidio Management Company LLC, ("NorthStar Presidio"), an affiliate of NorthStar, pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the six months ended June 30, 1998 reimbursable expenses due NorthStar Presidio amounted to $6,000.

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the quarters ended June 30, 1998 and 1997, the Administrative General Partner earned $225,252 and $179,282, respectively.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the quarters ended June 30, 1998 and 1997, the Investment General Partner earned $15,134 and $18,693, respectively, for mortgage servicing fees.

         The Partnership has entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton property when leasing services are performed or 3% of gross revenue when no leasing services are performed. During 1994, RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
          (continued)

         are substantially the same as the agreement entered into between the Partnership and RSMC. There was no supervisory management fee earned by RSMC for the quarters ended June 30, 1998 and 1997. Management fees earned by the unaffiliated local management company amounted to $14,860 and $10,527,802 the quarters ended June 30, 1998 and 1997, respectively.

         The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner. For the quarters ended June 30, 1998 and 1997, the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net income of $88,934, $907 and $907 and $6,481, $66 and $66, respectively.

         As of June 30, 1998 affiliates of Presidio have purchased 1,490,562 limited partnership units of the Partnership and received, or were entitled to receive distributions of $9,107,334 with respect to such units for the quarter then ended.


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

         On March 10, 1998, 2810 Arlington Holding, LLC sold this property for $1,550,000, net of closing costs of approximately $93,000. At that time the property had a net carrying value of $1,485,000, resulting in a loss on the disposition of the property of approximately $28,000.

         Bank of California Loan

         The Bank of California Loan, in the original principal amount of $8,500,000 ("Wrap Loan"), was secured by, among other things, the interest of Gum Loong Limited Partnership ("Gum Loong") in the land located in downtown Seattle, Washington underlying a building commonly known as The Bank of California Building (the "Building").

         In August 1993, Gum Loong filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, and a plan of reorganization was approved in September 1993.

         The approved plan called for, among other things, a Bankruptcy Court appointed liquidating agent to manage the Building securing the Wrap Loan and to pay the installments due the Partnership. The liquidating agent was also required to sell the Building by June 1998 in a sale that had to have been approved by the Bankruptcy Court and to which the Partnership may have objected, or at a court approved auction in which the Partnership could have bid.

         In June 1998, the Bankruptcy Court approved settlement of the Wrap Loan in its entirety. At that time, the net carrying value on the Partnership's books was $8,500,000. The Partnership received the full contractual amount of $16,955,560, of which $8,500,000 was applied towards principal and $8,455,560 applied to interest.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4         INVESTMENTS IN MORTGAGE LOANS (continued)

         Avon Market Center Loan

         On March 19, 1993, the Partnership funded a first mortgage loan in the principal amount of $3,750,000 at an annual interest rate of 8.35%, payable in monthly installments of principal and interest (based on a 35-year amortization schedule). The loan was for a period of ten years, may not have been prepaid during its first two years and may have been prepaid thereafter without penalty. This loan did not provide for any accrued or contingent interest. The loan was secured by a shopping center located in Eagle County, Colorado.

         On June 3, 1998, the loan was prepaid in its entirety. The Partnership received $3,694,492 of which $3,638,804 was applied towards principal and $55,688 to interest.

         Information with respect to the Partnership's investments in mortgage loans is summarized below:

                                                                                              Interest    Contractual    Carrying
                                                                             Mortgage       Recognized      Balance        Value
                                   Interest Rate         Maturity             Amount          June 30,      June 30,      June 30,
       Description            Current %   Accrued %        Date              Advanced           1998        1998 (2)      1998 (1)
       -----------            ---------   ---------        ----              --------           ----        --------      --------
   Shopping Centers
   Lucky Supermarket
   Buena Park, CA (4)         8.41-10.00  1.82 - 0        May 2005          $ 2,200,000      $  110,769    $2,482,359  $ 2,236,608


   DVL, Inc. (3)              12.00            -        February 2000         2,000,000          25,928       143,526      143,526

   Hotel
   Crowne Plaza Hotel (3)
   Cincinnati, Ohio           11.00            -        October 2000          6,500,000         357,500     6,411,527    6,411,527


   Lionmark Corp. Ctr.
   Columbus, OH (3)            8.5             -         June 2003            4,000,000         165,370     3,885,277    3,885,277
                                                                            -----------      ----------   -----------  -----------

                                                                            $14,700,000      $  659,567   $12,922,689  $12,676,938
                                                                            ===========      ==========   ===========  ===========

       1. The carrying values of the above mortgage loans are inclusive of acquisition fees, accrued interest recognized, loan origination fees and allowance for loan losses.
       2. The contractual balance represents the original mortgage amount advanced plus accrued interest calculated in accordance with the loan agreements, less principal amortization received.
       3.  These loans are accounted for under the interest method.
       4.  This loan is accounted for under the investment method.

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


         Arlington, Texas


         As discussed in Note 4, this property, which was originally owned by Xerox, was acquired by the Partnership via a deed-in-lieu of foreclosure on September 30, 1997. The property has been recorded at its estimated net realizable value at such date. On March 10, 1998, the Partnership sold this property for approximately $1,457,000, net of closing costs.


         The following table is a summary of the Partnership's real estate as of:

                                             June 30,       December 31,
                                               1998             1997
                                         ------------      ------------
       Land ........................     $  2,460,000      $  2,202,000
       Building and improvements ...        6,126,921         7,880,162
                                         ------------      ------------
                                            8,586,921        10,082,162
       Less accumulated depreciation         (941,565)         (850,088)
                                         ------------      ------------

                                         $  7,645,356      $  9,232,074
                                         ============      ============

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


6        DISTRIBUTIONS PAYABLE TO PARTNERS

         Distributions payable are as follows:

                                                June 30,    December 31,
                                                  1998         1997
                                                --------     --------
           Limited partners ($.11 per unit)     $625,993     $625,993
           General partners ...............        6,323        6,323
                                                --------     --------

                                                $632,316     $632,316
                                                ========     ========


         Such distributions were paid subsequent to June 30, 1998 and December 31, 1997, respectively.

         Liquidity and capital resources


         As of June 30, 1998, the Partnership has funded an aggregate of $14,700,000 to the mortgagors in four outstanding mortgage loans. (See
         Note 4 to the financial statements.)

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

         On June 16, 1998, the Partnership paid a special cash distribution of $34,489,955 ($6.00 per limited partnership unit), substantially all of which represents proceeds from mortgage principal payments and property sales. Also, for the quarter ended June 30, 1998, the Partnership paid a cash distribution to its partners of $625,993 ($.11 per limited partnership unit). At June 30, 1998 the Partnership had working capital reserves of approximately $2,609,000. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. If necessary, the Partnership has the right to establish reserves from disposition proceeds or from cash flow.

         In June 1998, the Bankruptcy Court approved settlement of the Bank of California Wrap Loan in its entirety. At that time, the net carrying value on the Partnership's books was $8,500,000. The Partnership received the full contractual amount of $16,955,560, of which $8,500,000 was applied towards principal and $8,455,560 applied to interest.

         On June 3, 1998, the Avon loan was prepaid in its entirety. The Partnership received $3,694,492 of which $3,638,804 was applied towards principal and $55,688 to interest.

         Currently, the foreclosed property which formerly secured the Garfinkel Loan is vacant. Funds which are necessary to lease up the property and to remedy deferred maintenance conditions at the Garfinkel's property will be supplied from the Partnership's working capital reserves. In addition, the Partnership may require funds for capital improvements to and the leasing of the property which formerly secured the Groton loan.

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

         Results of operations

         Net income increased for both the six and three months ended June 30, 1998 compared with the same period in the prior year. The increase was primarily due to the receipt of the entire outstanding contractual balances from the Bank of California and Avon Market Center loans.

         Revenues increased for both the six and three months ended June 30, 1998 compared with the same periods in the prior year due to increases in mortgage interest income, operating income, and short-term investment interest partially offset by a decrease in other income. Mortgage interest income increased primarily as a result of the Bank of California loan payoff. Operating income increased as a result of the acquisition of the Xerox property and increased rental income from Groton. Short-term investment income increased as a result of a temproary increase in cash and cash equivalents. Other income decreased as a result of a decrease in transfer fee income.

         Costs and expenses increased for both the six and three months ended June 30, 1998 compared to the same periods in the prior year. For the six months ended, the increase was primarily due to the recovery of loan losses in 1997 related to the Santa Ana property. In addition, the increase for both periods is due to an increase in management fees and general and administrative expenses. The increase in management fees is a result of an increase in the fee percentage of net asset value on which the fee is calculated. General and administrative expenses increased as a result of legal expenses related to the Bank of California and Avon Market loan repayments.

         Inflation has not had a material effect on the Partnership's revenues during the period and is not expected to have a material effect in the future. However, prolonged periods of low or no inflation could result in low levels of interest rates which could result in certain of the Partnership's loans being prepaid prior to maturity and the Partnership receiving decreased revenues on any reinvestment of such funds.

         Legal proceedings

         Everest Litigation

         On February 6, 1998, Everest Investors 8, LLC ("Everest") commenced an action in the Superior Court of the state of California for the County of Los Angeles, against, among other things, the HEP Partnerships and the Partnership and the general partners of each of the partnerships. In the action, Everest alledged, among other things, that the partnerships and the general partners breached the provisions of the applicable partnership agreements by refusing to recognize transfers to Everest of limited partnership units purportedly acquired pursuant to tender offers that had been made by Everest (the "Everest Tender Units"). Everest sought injunctive relief (i) directing the recognition of the transfers to Everest of the Everest Tender Units and the admission of Everest as a limited partner with respect to the Everest Tender Units and (ii) enjoining the transfers of the Everest Tender Units to any other party. Everest seeks damages, including punitive damages, for alleged breach of contract, defamation and intentional interference with contractual relations. Everest's motion for a temporary restraining order was denied on February 6, 1998. A hearing on Everest's application for a preliminary injunction had been scheduled for February 26; however, on February 20, 1998, Everest asked the Court to take its application off the calendar.

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

         During the quarter ended June 30, 1998, the litigations involving the Partnership and Everest were discontinued with prejudice.

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



                                          RESOURCES PENSION SHARES 5, L.P.

                                          By:     Resources Capital Corp.
                                                  Administrative General Partner




Dated:     August 12, 1998                By:     /s/ Richard Sabella
                                                  -------------------
                                                  Richard Sabella
                                                  President
                                                  (Duly Authorized Officer)



Dated:     August 12, 1998                By:     /s/ Lawrence Schachter
                                                  ----------------------
                                                  Lawrence Schachter
                                                  Senior Vice President and
                                                  Chief Financial Officer