Form 10-Q
period 1998-09-30
RESOURCES PENSION SHARES 5 LP
filed 1998-11-16
CIK 789987

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1998

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

                        RESOURCES PENSION SHARES 5, L.P.
                          FORM 10Q - SEPTEMBER 30, 1998




                                      INDEX




PART I -   FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - September 30, 1998 and December 31, 1997

         STATEMENTS OF OPERATIONS - For the three months ended September 30, 1998 and 1997 and for the nine months ended September 30, 1998 and 1997

         STATEMENT OF PARTNERS' EQUITY - For the nine months ended September 30, 1998

         STATEMENTS OF CASH FLOWS - For the nine months ended September 30, 1998 and 1997

         NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS



PART II -  OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I -   FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                        RESOURCES PENSION SHARES 5, L.P.

                                 BALANCE SHEETS



                                                   September 30,    December 31,
                                                        1998             1997
                                                    -----------      -----------
ASSETS
     Investments in mortgage loans............      $12,601,801      $25,448,823
     Cash and cash equivalents ...............        2,958,195       15,725,616
     Real estate - net .......................        7,604,874        9,232,074
     Other assets ............................          233,539          181,635
     Interest receivable - mortgage loans ....           47,129          126,512
     Interest receivable - other .............           15,663           78,593
                                                    -----------      -----------

                                                    $23,461,201      $50,793,253
                                                    ===========      ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distributions payable ...................      $    --          $   632,316
     Accounts payable and accrued expenses ...           48,717          779,912
     Other liabilities .......................          443,050          608,438
     Due to affiliates .......................          106,317          321,525
                                                    -----------      -----------

        Total liabilities ....................          598,084        2,342,191
                                                    -----------      -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (5,690,843
        units issued and outstanding) ........       22,634,487       47,966,562
     General partners' equity ................          228,630          484,500
                                                    -----------      -----------

        Total partners' equity ...............       22,863,117       48,451,062
                                                    -----------      -----------

                                                    $23,461,201      $50,793,253
                                                    ===========      ===========


                       See notes to financial statements.

PART I -   FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                      RESOURCES PENSION SHARES 5, L.P.

                                          STATEMENTS OF OPERATIONS



                                                 For the three months ended      For the nine months ended
                                                         September 30,                 September 30,
                                                ---------------------------     ---------------------------
                                                     1998           1997            1998           1997
                                                -----------     -----------     -----------     -----------
Revenues
     Mortgage loans interest income .......     $   319,104     $ 1,051,041     $10,226,571     $ 2,469,620
     Operating income - real estate .......         201,411         254,478         752,260         770,758
     Short term investment interest .......          40,143         234,990         435,021         493,813
     Other income .........................          14,479         106,879          68,644         193,139
                                                -----------     -----------     -----------     -----------

                                                    575,137       1,647,388      11,482,496       3,927,330
                                                -----------     -----------     -----------     -----------

Costs and expenses
     Partnership management fees ..........          98,771         180,303         505,032         540,290
     Operating expenses - real estate .....          99,685         166,985         327,788         434,730
     Depreciation and amortization ........          53,592          53,000         168,841         159,000
     General and administrative ...........          58,612          51,236         203,318         129,810
     Property management fees .............          12,750          22,502          44,905          46,953
     Mortgage servicing fees ..............           7,546          12,463          37,814          50,994
     Loss on disposition of real estate ...            --              --            28,156            --
     Recovery of loan loss ................            --              --              --          (721,946)
                                                -----------     -----------     -----------     -----------

                                                    330,956         486,489       1,315,854         639,831
                                                -----------     -----------     -----------     -----------

Net income ................................     $   244,181     $ 1,160,899     $10,166,642     $ 3,287,499
                                                ===========     ===========     ===========     ===========

Net income attributable to
     Limited partners .....................     $   241,740     $ 1,149,290     $10,064,976     $ 3,254,624
     General partners .....................           2,441          11,609         101,666          32,875
                                                -----------     -----------     -----------     -----------

                                                $   244,181     $ 1,160,899     $10,166,642     $ 3,287,499
                                                ===========     ===========     ===========     ===========

Net income per unit of limited partnership
     interest (5,690,843 units outstanding)     $       .04     $       .20     $      1.77     $       .57
                                                ===========     ===========     ===========     ===========

                       See notes to financial statements.

PART I -   FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                         RESOURCES PENSION SHARES 5, L.P.

                                           STATEMENT OF PARTNERS' EQUITY





                                                  General           Limited            Total
                                                 Partners'         Partners'         Partners'
                                                  Equity            Equity            Equity
                                               ------------      ------------      ------------
Balance, January 1, 1998 .................     $    484,500      $ 47,966,562      $ 48,451,062

Net income for the nine months ended
    September 30, 1998 ...................          101,666        10,064,976        10,166,642

Distributions for the nine months ended
     September 30, 1998 ($6.22 per limited
     partnership unit) ...................         (357,536)      (35,397,051)      (35,754,587)
                                               ------------      ------------      ------------

Balance, September 30, 1998 ..............     $    228,630      $ 22,634,487      $ 22,863,117
                                               ============      ============      ============

                       See notes to financial statements.

PART I -   FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                RESOURCES PENSION SHARES 5, L.P.

                                    STATEMENTS OF CASH FLOWS

                                                                    For the nine months ended
                                                                          September 30,
                                                                 ------------------------------
                                                                     1998               1997
                                                                 ------------      ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ............................................     $ 10,166,642      $  3,287,499
     Adjustments to reconcile net income to
        net cash provided by operating activities
            Recovery of loan loss ..........................             --            (721,946)
            Depreciation and amortization expense ..........          168,841           159,000
            Amortization of origination and acquisition fees           (1,068)          112,354
            Interest earned on Xerox loan ..................             --            (400,000)
            Loss on disposition of real estate .............           28,156              --

     Changes in assets and liabilities
        Other assets .......................................          (65,062)          (19,610)
        Interest receivable - mortgage loans ...............           79,383           146,416
        Interest receivable - other ........................           62,930            46,886
        Accounts payable and accrued expenses ..............         (896,583)             (836)
        Due to affiliates ..................................         (215,208)          (31,953)
                                                                 ------------      ------------

                Net cash provided by operating activities ..        9,328,031         2,577,810
                                                                 ------------      ------------
Cash flows from investing activities
     Proceeds from disposition of real estate, net .........        1,456,844              --
     Mortgage loan repayments received .....................       12,848,090        12,603,849
     Investment in mortgage loan ...........................             --          (2,000,000)
     Additions to real estate ..............................          (13,483)         (138,800)
                                                                 ------------      ------------

                Net cash provided by investing activities ..       14,291,451        10,465,049
                                                                 ------------      ------------
Cash flows from financing activities
     Distributions to partners .............................      (36,386,903)       (1,896,948)
                                                                 ------------      ------------

PART I -   FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                RESOURCES PENSION SHARES 5, L.P.

                                    STATEMENTS OF CASH FLOWS
                                          (continued)

                                                                    For the nine months ended
                                                                          September 30,
                                                                 ------------------------------
                                                                     1998               1997
                                                                 ------------      ------------
Net (decrease) increase in cash and cash equivalents .......      (12,767,421)       11,145,911

Cash and cash equivalents, beginning of period .............       15,725,616        10,375,892
                                                                 ------------      ------------

Cash and cash equivalents, end of period ...................     $  2,958,195      $ 21,521,803
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

                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         Allowance for loan losses

         A provision for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of September 30, 1998. Accordingly, the Partnership may provide additional losses in subsequent periods and such provisions could be material. A provision for loan losses was not required for the quarterly periods ended September 30, 1998 and 1997.

         Write-down for impairment

         The Partnership records write-downs for impairment based upon a quarterly review of the real estate in its portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each period. Accordingly, the Partnership may record additional write-downs in subsequent periods and such write-downs could be material. A write-down for impairment was not required for the quarterly periods ended September 30, 1998 and 1997.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)


         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., ("NorthStar"), a Maryland Corporation.

         Effective as of August 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"), pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the nine months ended September 30, 1998 reimbursable expenses due NorthStar Presidio amounted to $6,000.

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the quarters ended September 30, 1998 and 1997, the Administrative General Partner earned $98,771 and $180,303, respectively.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the quarters ended September 30, 1998 and 1997, the Investment General Partner earned $7,546 and $12,463, respectively, for mortgage servicing fees.

         The Partnership has entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton property when leasing services are performed or 3% of gross revenue when no leasing services are performed. During 1994, RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC. There was no supervisory management fee earned by RSMC for the quarters ended September 30, 1998 and 1997. Management fees earned by the unaffiliated local management company amounted to $12,750 and $12,202 for the quarters ended September 30, 1998 and 1997, respectively.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner. For the quarters ended September 30, 1998 and 1997, the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net income of $2,393, $24 and $24 and $11,377, $116 and $116, respectively.

         As of September 30, 1998 affiliates of Presidio have purchased 1,490,562 limited partnership units of the Partnership and received, or were entitled to receive distributions of $163,962 with respect to such units for the quarter then ended.

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

         Xerox Loan (continued)

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

         On March 10, 1998, 2810 Arlington Holding, LLC sold this property for $1,550,000, inclusive of closing costs of approximately $93,000. At that time the property had a net carrying value of $1,485,000, resulting in a loss on the disposition of the property of approximately $28,000.

         Bank of California Loan

         The Bank of California Loan, in the original principal amount of $8,500,000 ("Wrap Loan"), was secured by, among other things, the interest of Gum Loong Limited Partnership ("Gum Loong") in the land located in downtown Seattle, Washington underlying a building commonly known as The Bank of California Building (the "Building").

         In August 1993, Gum Loong filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, and a plan of reorganization was approved in September 1993. In June 1998, the Bankruptcy Court approved settlement of the Wrap Loan in its entirety. At that time, the net carrying value of the Wrap Loan on the Partnership's books was $8,500,000. The Partnership received the full contractual amount of $16,955,560, of which $8,500,000 was applied towards principal and $8,455,560 applied to interest.

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

         Avon Market Center Loan (continued)

         On June 3, 1998, the loan was prepaid in its entirety. The Partnership received $3,694,492 of which $3,638,804 was applied towards principal and $55,688 to interest.

         Information with respect to the Partnership's investments in mortgage loans is summarized below:

                                                                                                   Interest   Contractual   Carrying
                                                                                  Mortgage       Recognized     Balance      Value
                                Interest Rate     Maturity       Amount           Sept. 30,        Sept. 30,   Sept. 30,   Sept. 30,
             Description            Current %     Accrued %       Date            Advanced           1998      1998 (2)     1998 (1)
             -----------            ---------     ---------       ----            --------           ----      --------     --------
         Shopping Centers
         Lucky Supermarket
         Buena Park, CA (4)        8.41-10.00    1.82 - 0      May 2005         $  2,200,000    $  166,154   $2,485,376   $2,235,288


         DVL, Inc. (3)            12.00               -        February 2000       2,000,000        28,473       75,361       75,631

         Hotel
         Crowne Plaza Hotel (3)
         Cincinnati, Ohio         11.00               -        October 2000        6,500,000       536,212    6,412,721    6,412,721


         Lionmark Corp. Ctr.
         Columbus, OH (3)          8.5                -        June 2003           4,000,000       247,832    3,878,161    3,878,161
                                                                                 -----------   -----------  -----------  -----------

                                                                                 $14,700,000   $   978,671  $12,851,619  $12,601,801
                                                                                 ===========   ===========  ===========  ===========

       1. The carrying values of the above mortgage loans are inclusive of acquisition fees, accrued interest recognized and loan origination fees.

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

         The following table is a summary of the Partnership's real estate as of:

                                           Sept. 30,        December 31,
                                             1998               1997
                                         ------------      ------------

       Land ........................     $  2,460,000      $  2,202,000
       Building and improvements ...        6,135,645         7,880,162
                                         ------------      ------------
                                            8,595,645        10,082,162
       Less accumulated depreciation         (990,771)         (850,088)
                                         ------------      ------------

                                         $  7,604,874      $  9,232,074
                                         ============      ============

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

6        DISTRIBUTIONS PAYABLE TO PARTNERS

         Distributions payable are as follows:

                                                 Sept. 30,        December 31,
                                                   1998               1997
                                                 --------           --------
           Limited partners ($.11 per unit)        ---              $625,993
           General partners ...............        ---                 6,323
                                                --------            --------

                                                   ---              $632,316
                                                ========            ========

         Such  distributions  were paid  subsequent  to December 31, 1997.

ITEM 2-   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         Liquidity and capital resources


         As of September 30, 1998, the Partnership has funded an aggregate of $14,700,000 to the mortgagors in four outstanding mortgage loans. (See
         Note 4 to the financial statements.)

         On February 28, 1997, the Partnership funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL"), in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly. Since inception through September 30, 1998, the Partnership has received approximately $423,000 in principal payments.

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

         In June 1998, the Bankruptcy Court approved the settlement of the Bank of California Wrap Loan in its entirety. At that time, the net carrying value on the Partnership's books was $8,500,000. The Partnership received the full contractual amount of $16,955,560, of which $8,500,000 was applied towards principal and $8,455,560 applied to interest.

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

         On June 16, 1998, the Partnership paid a special cash distribution of $34,489,955 ($6.00 per limited partnership unit), substantially all of which represents proceeds from mortgage principal payments and property sales. At September 30, 1998 the Partnership had working capital reserves of approximately $2,866,000. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. If necessary, the Partnership has the right to establish reserves from disposition proceeds or from cash flow.

         Except as discussed  above,  management is not aware of any other known
         trends,   events,   commitments  or  uncertainties  that  will  have  a
         significant impact on liquidity.

         Results of operations

         Net income increased for the nine month period ended September 30, 1998 compared with the same period in the prior year. The increase was primarily due to the receipt of the entire outstanding contractual balances from the Bank of California and Avon Market Center loans in June 1998.

         Revenues increased for the nine month period ended September 30, 1998 compared with the same period in the prior year primarily due to an increase in mortgage interest income resultinlg from loan repayments received from Bank of California and Avon Market Center, in addition to prepayments received from DVI Inc.. Revenues decreased for the three month period ended September 30, 1998 compared with the same period in the prior year primarily due to a decrease in mortgage loan interest, short-term investment interest and other income. Mortgage loans interest income decreased primarily as a result of the Bank of California and Avon Market Center payoffs in June 1998. Short-term investment income decreased as a result of a decrease in cash and cash equivalents on which the interest is earned. Other income decreased as a result of a decrease in transfer fee income.

         Costs and expenses decreased for both the three and nine months ended September 30, 1998 compared with the same period in the prior year (excluding recovery of loan losses) partially offset by the increase in general and administrative expenses. The September 30, 1997 cost and expenses were offset by the recovery of loan losses related to the Santa Ana property. The decrease is primarily due to a decrease in management fees as a result of a decrease in the fee percentage of net asset value on which such fees are calculated. In addition, operating expenses decreased as a result of the disposition of 2810 Arlington in March 1998. General and administrative expenses increased primarily as a result of an increase in legal expenses due to the loan payoffs.

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

         Year 2000 Compliance

         The Year 2000 compliance issue concerns the inability of computerized information systems and equipment to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. This could result in a system failure or miscalculations causing disruptions of operations. The Partnership and its Manager (NorthStar Presidio Management Co., LLC) recognize the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

         The Manager is in the process of assessing its internal computer information systems and is now taking the further steps necessary to remediate these systems so that they will be Year 2000 compliant. In connection therewith, the Manager is currently in the process of installing a new fully compliant accounting and reporting system. The Manager is also currently reviewing its other internal systems and programs, along with those of its unaffiliated third party service providers, in order to insure compliance.

         Further, the Manager and these service providers are currently evaluating and assessing those computer systems not related to information technology. These systems, that generally operate in a building include, without limitation, telecommunication systems, security systems (such as card-access door lock systems), energy management systems and elevator systems. As a result of the technology used in this type of equipment, it is possible that this equipment may not be repairable, and accordingly may require complete replacement. Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been fully quantified. Based upon available information, the Manager does not believe that these costs will have a material adverse effect on the Partnership's business, financial condition or results. However, it is possible that there could be adverse consequences to the Partnership as a result of Year 2000 issues that are outside the Partnership's control. The Manager is in the preliminary stages of evaluating these issues and will be developing contingency plans.

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



                                             RESOURCES PENSION SHARES 5, L.P.

                                             By:  Resources Capital Corp.
                                                  Administrative General Partner




                                             By:  /s/Allan B. Rothschild
                                                  ----------------------
                                                  Allan B. Rothschild
                                                  President




                                             By:  /s/ Lawrence Schachter
                                                  ----------------------
                                                  Lawrence Schachter
                                                  Senior Vice President and
                                                  Chief Financial Officer




Date: November 12, 1998