Form 10-K
period 1998-12-31
RESOURCES PENSION SHARES 5 LP
filed 1999-03-31
CIK 789987

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [ X ]    ANNUAL REPORT PURSUANT TO SECTION13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

                                       OR

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                         Commission File Number 0-15690



                        RESOURCES PENSION SHARES 5, L.P.
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-3353722
            --------                                      ----------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


 411 West Putnam Avenue, Suite 270, Greenwich, CT              06830
 ------------------------------------------------              -----
 (Address or principal executive offices)                    (Zip Code)

         Registrant's telephone number, including area code 203-862-7444

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                ----------------
                                (Title of Class)
                                ----------------

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

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

PART I


Item 1.           Business

General

Resources Pension Shares 5, L.P. (the "Registrant") is a Delaware limited partnership which was formed on February 11, 1986 as an investment medium primarily for tax-exempt investors. Registrant was formed for the purpose of investing primarily in participating mortgage loans and, to a lesser extent, in land sale-leasebacks on improved, income-producing commercial real estate. Through April 1, 1998, Disposition Proceeds (as hereinafter defined) were required to be reinvested by Registrant or held as reserves. Thereafter, Resources Capital Corp. (the "Administrative General Partner") may either reinvest or distribute any such Disposition Proceeds. Due to the substantial changes which have occurred in the real estate financing markets during the last several years, none of the mortgage loans made after 1992 contain provisions permitting Registrant to participate in the economic benefits of any increase in a property's revenue or value ("Participations"). Such mortgage loans also do not provide for a certain portion of the base interest to accrue and be paid upon maturity of the respective mortgage loan, upon sale or refinancing of the property or after a stated period of time. Certain loans made prior to 1993 do contain such features. The security for any mortgage loan investment is intended to consist of commercial and industrial properties (such as office buildings, shopping centers and industrial buildings) and, possibly, leasehold interests in properties.

Registrant had registered 16,000,000 units of limited partnership interest at $10 per interest (the "Units") with the Securities and Exchange Commission, 6,000,000 of which were for Registrant's Reinvestment Plan. On February 12, 1988, Registrant terminated its offering of Units, having raised $56,908,426 from approximately 5,800 investors (including $699,565 from Units issued pursuant to the Reinvestment Plan). After the payment of a nonaccountable expense reimbursement to the Administrative General Partner, Registrant had approximately $54,238,000, including evaluation fees and acquisition fees paid or payable to the Administrative General Partner, available for investment and reserves.

The Investment General Partner of Registrant, Resources Pension Advisory Corp., and the Administrative General Partner, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). Resources Pension Advisory Corp. and Resources Capital Corp. were, until November 3, 1994, wholly-owned subsidiaries of Integrated Resources Inc. ("Integrated"). On
November 3, 1994, as a result of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Administrative General Partner, the Investment General Partner and the Associate General Partner was purchased by Presidio.

In December 1994, Richard Ader, the Associate General Partner of Registrant previously associated with Integrated, notified Registrant of his withdrawal as Associate General Partner. The withdrawal became effective on February 28, 1995. Upon the effective date, Presidio AGP Corp. ("Presidio AGP"), a Delaware corporation, became the Associate General Partner. The Administrative General Partner is also a general partner in several other limited partnerships which are controlled by Presidio. (The Investment General Partner, Administrative General Partner and the Associate General Partner are hereinafter collectively referred to as the "General Partners.")

On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the class B shares of Presidio, the corporate parent of the General Partners. This acquisition when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation.

Presidio was also party to an Administrative Services Agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford was responsible for the day-to-day management of Presidio and among other things, had authority to designate directors of the General Partners.

On November 2, 1997, the Administrative Services Agreement with Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates including the General Partners and Registrant. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.


Mortgage Investments of Registrant


As of December 31, 1998, the Registrant had investments in four first mortgage loans in the original aggregate amount of $14,700,000. The following table sets forth, as of December 31, 1998, the outstanding mortgage loan investments made by Registrant:

                                                              Mortgage loans as of December 31, 1998
                                 ----------------------------------------------------------------------------------------
                                                   Original                                                    Current
                                                   Mortgage            Carrying         Date      Maturity    Interest
                                   Sq. Ft.           Amount              Value         Funded       Date         Rate
                                   -------           ------              -----         ------       ----         ----

     Shopping Center
     ---------------
     DVL, Inc.                       N/A      $     2,000,000        $    13,267 (2)     2/97       2/00        12.0%

     Lucky Supermarket
     Buena Park, California       47,000            2,200,000          2,233,963         5/88       5/05        10.0% (1)

     Hotel
     -----
     Crowne Plaza Hotel
     Cincinnati, Ohio            200,000            6,500,000          6,413,761        10/97       10/00         11%

     Office Building
     ---------------
     Lionmark Corporate
     Ctr.  Columbus, Ohio         79,415            4,000,000          3,870,903         6/93       6/03         8.5%
                                              ---------------        -----------

                                              $    14,700,000        $12,531,894
                                              ===============        ===========

(1) In addition to fixed interest, Registrant is entitled to contingent interest in an amount equal to a percentage of the rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and/or a percentage of the excess of the value of the property above a base amount, payable at maturity.

(2)      In January 1999, the DVL note was repaid in its entirety.

On December 21, 1992, the Investment General Partner, on behalf of Registrant, foreclosed on the property securing the Garfinkel Loan. On December 9, 1993, Registrant foreclosed on the mortgage securing the Groton Shopping Center (the "Groton Loan"). On September 30, 1997, Registrant received a deed-in-lieu of foreclosure on the property underlying the Xerox loan and subsequently sold such property during March 1998. See Item 2, "Properties."

On April 10, 1997, Registrant entered into a settlement agreement with the Santa Ana borrower in which, among other things, the borrower gave to Registrant a deed-in-lieu of foreclosure on the property securing this loan. On April 30, 1997, Registrant sold this property for net proceeds of $3,213,908. See "Mortgage Transactions and Defaults" below.

On February 28, 1997, Registrant funded an additional promissory note in the original principal amount of $2,000,000 which was subsequently repaid in full. On October 31, 1997, Registrant funded a first mortgage loan to Oliveye Hotel Limited Partnership in the principal amount of $6,500,000. In addition, during 1997, Registrant received $8,129,181 in full satisfaction of the Medford Village loan. In June 1998, Registrant received the full contractual balance on the Bank of California Loan. Also in June of 1998, the Avon Market Center Loan was prepaid in its entirety. For additional information regarding Registrant's mortgage investments see "Mortgage Transactions and Defaults" below.

For the year ended December 31, 1998, the Bank of California loan generated approximately 86% of Registrant's mortgage interest revenue.

Recent Mortgage Transactions

Bank of California, Seattle Loan

Bank of California Loan, in the principal amount of $8,500,000 ("Wrap Loan"), was secured by, among other things, the interest of Gum Loong Limited Partnership ("Gum Loong") in land (the "Land") located in downtown Seattle, Washington. The building situated on the Land was commonly known as the Bank of California Building (the "Building"). The Land was subject to a long-term ground lease (the "Ground Lease"). Concurrently with the closing of the Wrap Loan, Gum Loong acquired the lessor's interest under the Ground Lease and Continental Seattle Partners L.P. ("CSP"), an affiliate of Gum Loong, acquired the lessee's interest under the Ground Lease and the fee interest in the Building. CSP also acquired the lessor's interest under a master (net) sublease with the Bank of California for the entire Building. A first mortgage on the land ("Land Loan") in the amount of $8,000,000 was held by Anchor National Life Insurance Company ("Anchor"). Under the provisions of the Wrap Loan, Gum Loong was required to make the payments required under both the Land Loan and the Wrap Loan to Registrant on a monthly basis. Registrant, in turn, then paid Anchor the amounts due under the Land Loan on a monthly basis. The Wrap Loan was secured by a Wraparound Deed of Trust dated May 2, 1988 in the amount of $16,500,000 between Registrant and Gum Loong. The Building was encumbered by a loan ("Building Loan") between the Bank of Tokyo Trust Company (Seattle Branch) ("BOT") and CSP, in the amount of $48,000,000, secured by a first mortgage on the Building and a third mortgage on the Land. This loan was also guaranteed by Gum Loong. Registrant's collateral for the Wrap Loan was the Land, the Ground Lease, and, subject to the BOT's lien, the Building.

Registrant received a letter dated April 22, 1993 stating that BOT had commenced a foreclosure action against CSP for failure to repay the Building Loan which matured on March 26, 1992. An Option Agreement entered into at the time the Wrap Loan was made gave BOT the right, after commencing a foreclosure action, to exercise an option to have purchased either (i) the Land Loan and the Wrap Loan from Anchor and Registrant or (ii) the Land from Gum Loong subject to the Land Loan and the Wrap Loan. On July 9, 1993, Registrant received notice from BOT that it intended to exercise the option to purchase the Land.

Gum Loong did not make timely payment of its scheduled July, August, and September 1993 installments on the Wrap Loan. Registrant utilized its working capital reserves to make the required payments on the Land Loan. On July 20, 1993 and again on August 9, 1993, Registrant notified Gum Loong that an event of default had occurred because of the CSP default on the BOT loan and because of Gum Loong's failure to make scheduled payments. Both Gum Loong and CSP filed for bankruptcy protection in August 1993, staying the exercise by BOT of its option to purchase the Land. On September 27, 1993 Registrant, Anchor and Gum Loong entered into an Interim Stipulation and Order Concerning Cash Collateral, which was approved by the bankruptcy court on September 29, 1993. On October 5, 1993 Registrant, Anchor and Gum Loong entered into a Second Interim Stipulation and Order Concerning Cash Collateral, which was approved by the bankruptcy court on October 5, 1993. Since October 1993, various Cash Collateral Orders had been entered into which require Gum Loong to make monthly payments to Registrant. The September 1993 payment and all monthly contract interest payments due thereafter under the Cash Collateral Orders had been made, including payments due subsequent to September 30, 1994. The current Cash Collateral Order had required Gum Loong to make monthly payments to Registrant through the maturity date of the loan.

On January 31, 1994, a Proof of Claim was filed in connection with the Gum Loong Bankruptcy by Registrant as it related to amounts due under the Wraparound Mortgage, including principal, interest and other amounts due. On January 6, 1995, a Proof of Claim was filed in connection with the CSP bankruptcy by the Registrant for a contingent and unliquidated claim under the Wraparound Mortgage. Despite the bankruptcy filings by both Gum Loong and CSP, Registrant had not reserved for this loan. Registrant believed that the collateral for the Wrap Loan, the Land as encumbered by the Ground Lease, was of sufficient value to realize the amount due under the Wrap Loan. If BOT exercised the option to purchase the Land, it would have been required as a condition of such exercise to cure any defaults by Gum Loong.

On or about January 3, 1995, the United States Trustee moved to convert the Gum Loong Bankruptcy to a Chapter 7 case, or to dismiss the Gum Loong case, or to set a deadline for filing a plan of reorganization. This motion was scheduled for a hearing on February 3, 1995. This motion had been adjourned pending the hearing on BOT's proposed disclosure statement and proposed plan. The hearing on the adequacy of BOT's proposed disclosure statement was scheduled for April 6, 1995. The Third Amended Disclosure Statement was approved on May 31, 1995.

Thereafter, BOT sought confirmation of various amended plans to which Registrant successfully objected. Such plans included provisions that were adverse to Registrant's interests. Registrant's objections, and the Bankruptcy Court's rulings thereon, prompted BOT to make various amendments and revisions to the proposed plan of reorganization and withdraw various provisions that were objectionable to Registrant. After extended confirmation hearings on BOT's proposed plans, the Bankruptcy Court approved the revised Fifth Amended Plan in September 1995. As part of the approved plan, in September 1995 approximately $335,000 was paid to Registrant. This amount consisted of approximately $266,000 of interest payments due Registrant which resulted from two missed interest payments in 1993, and late charges and interest related to these payments of approximately $69,000.

The plan called for, among other things, a Court appointed liquidating agent to manage the building securing Registrant's loan, and to pay the installments due under Registrant's loan. The liquidating agent was also required to sell the building and the property by June 1998 in a sale that must have been approved by the Bankruptcy Court, and to which Registrant did not object, or at a court approved auction in which the Registrant could bid.

In June 1998, the Bankruptcy Court approved settlement of the Wrap Loan in its entirety. At that time, the net carrying value of the Wrap Loan on Registrant's books was $8,500,000. Registrant received the full contractual amount of $16,955,560, of which $8,500,000 was applied towards principal and $8,455,560 applied to interest income.

DVL Negotiable Promissory Note

On February 28, 1997, Registrant funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL"), in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly. In addition, Registrant is entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which is to be applied as a reduction of principal. The Note matures on February 27, 2000 and is able to be prepaid during the first two years without penalty. The Note is secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL, which in the aggregate amounted to $4,325,000 as of February 28, 1997.

On July 30, 1997, DVL sold one of the properties underlying the Note and made a $1,075,000 prepayment to Registrant. Approximately $1,032,000 of the prepayment was applied towards the principal balance of the Note and the remainder was applied to interest and yield maintenance fee.

On April 1, 1998, DVL sold another of the properties underlying the Note and made a $500,000 prepayment to Registrant. $467,787 was applied towards the principal balance of the Note and the remainder was applied to interest and yield maintenance fee.

In January 1999, the DVL Note was repaid in its entirety.

Xerox Loan

The Xerox loan was originally a $1,100,000 first mortgage loan which was secured by an office building located in Arlington, Texas. This loan was accounted for under the investment method.

In March 1997, the Xerox loan matured in accordance with its terms. On September 30, 1997, Registrant received a deed-in-lieu of foreclosure on the property underlying this loan. At that date, the Xerox loan had a carrying value of $1,100,000 and the underlying property had an estimated net realizable value of $1,500,000. Accordingly, Registrant reduced its investments in mortgage loans by the carrying value of the Xerox loan and recorded an addition to real estate for the fair market value of the underlying property, which resulted in recognition of interest income for amounts previously deferred in the amount of $400,000.

On March 10, 1998, Registrant sold this property for $1,550,000, exclusive of closing costs of approximately $93,000. At the time the property had a net carrying value of $1,485,000, resulting in a loss on the disposition of the property of approximately $28,000.

Avon Market Center Loan

On March 19, 1993, Registrant funded a first mortgage loan in the principal amount of $3,750,000 at an annual interest rate of 8.35%, payable in monthly installments of principal and interest (based on a 35-year amortization schedule). The loan was for a period of ten years, may not have been prepaid during its first two years and may have been prepaid thereafter without penalty. This loan did not provide for any accrued or contingent interest.
The loan was secured by a shopping center located in Eagle County, Colorado.

On June 3, 1998, the loan was prepaid in its entirety. Registrant received $3,694,492 of which $3,638,804 was applied towards principal and $55,688 to interest.


FOR ADDITIONAL INFORMATION REGARDING REGISTRANT'S MORTGAGE INVESTMENTS, SEE ITEM 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA", NOTE 4.


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

Employees

Registrant does not have any employees. Certain services are currently performed by the General Partners and/or their affiliates for Registrant in connection with the servicing of the Mortgage Loans pursuant to a mortgage servicing agreement. NorthStar Presidio currently performs accounting, secretarial, transfer and administrative services for Registrant and Registrant pays its pro rata portion of such services. NorthStar Presidio also performs similar services for other affiliates of the General Partners. See Item 10, "Directors and Executive Officers of Registrant," Item 11, "Executive Compensation" and Item 13, "Certain Relationships and Related Transactions."


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

The building contains asbestos-containing material and, on January 27, 1992, Registrant received $450,000 from the former property owner in exchange for a release of a personal guarantee which obligated the owner to reimburse Registrant for asbestos removal to a maximum of $500,000. During June 1992, $6,950 was paid for remedial cleaning in connection with the asbestos removal and at December 31, 1998, the unexpended asbestos reserve aggregated $443,050. Registrant does not presently plan to commence removal of the asbestos until a purchaser or tenant for the property is identified. As of March 1, 1999, Registrant has been unable to sell or lease the property, and the building remains vacant.

On December 9, 1993, through a foreclosure auction, Registrant acquired fee simple title to the Groton Shopping Center property. The shopping center is located in Groton, Connecticut. The parcel of land comprises approximately 17 acres. The property is a neighborhood strip shopping center containing a gross leasable area of 118,938 square feet. In addition, the strip center has a parking area for approximately 450 automobiles. As of March 1, 1999, the Groton Shopping Center was approximately 78% occupied.

On December 9, 1993, Registrant entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), also an affiliate of Presidio, to perform certain functions related to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation the greater of 6% of annual gross revenues when leasing services are performed or 3% of gross revenues when no leasing services are performed. During 1994 RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of Registrant. The terms of the agreement are substantially the same as the agreement entered into between Registrant and RSMC. There was no fee earned by RSMC for the year ended December 31, 1998.

The Xerox property, located in Arlington, Texas, was acquired via a deed-in-lieu of foreclosure on September 30, 1997. The property had been recorded at its estimated net realizable value of $1,500,000 at such date. On March 10, 1998 the property was sold for approximately $1,457,000, net of closing costs. Registrant operated this property for the period through sale in 1998.

Item 3.           Legal Proceedings

For a discussion of Legal Proceedings, see Item 8, "Financial Statements and Supplementary Data," Note 9, ("Commitments and Contingencies") to the Financial Statements.


Item 4.           Submission of Matters to a Vote of Security Holders

None.

PART II


Item 5.           Market for Registrant's Securities and Related Security
                  Holder Matters


There is no established public trading market for the Units of Registrant. From time to time however, tender offers have been or are presently being made. For further information, see Item 8, "Financial Statements and Supplementary Data.",
Note 3, (Conflicts of Interest and Transactions with Related Parties) to the Financial Statements.


There are certain restrictions set forth in the Partnership Agreement which may limit the ability of a limited partner to transfer Units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or any other reason.

As of March 1, 1999, there were approximately 4,600 limited partners of Registrant, owning an aggregate of 5,690,843 Units.

Distributions per Unit during 1998 and 1997 were as follows:

           Distribution with
        Respect to Quarter Ended            Amount of Distribution Per Unit
        ------------------------            -------------------------------
                                              1998                  1997
   March 31                                  $ .11                 $ .11
   June 30                                   $6.11                 $ .11
   September 30                              $   -                 $ .11
   December 31                               $   -                 $ .11

------------
There are no material legal restrictions upon Registrant's present or future ability to make distributions from operations in accordance with the provisions of Registrant's Amended and Restated Certificate of Limited Partnership and Partnership Agreement ("Partnership Agreement"). The Partnership Agreement provided that through April 1, 1998 Disposition Proceeds received were required to be reinvested or held as reserves, but not distributed. For a further discussion of factors which may affect distributions see Item 7 in Part II of this Form 10-K.

Item 6.           Selected Financial Data

                                                                          Year ended December 31,
                                                            (dollars in thousands except per unit amounts)
                                              1998             1997              1996             1995              1994
                                         -------------    -------------     -------------    -------------     ---------
             Revenues                    $ 12,103 (4)     $     5,335       $     4,748      $     4,130       $     3,824

             Net Income                  $ 10,339 (4)     $  4,033 (2)      $  1,244 (1)     $    254 (3)      $     1,864

             Net Income Per Unit         $ 1.80 (4)       $  .70 (2)        $  .22 (1)       $  .04 (3)        $     .32

             Distributions Per Unit      $    6.22        $     .44         $     .44        $     .24         $     .28

             Total Assets                $    23,786      $    50,793       $    48,916      $    49,731       $    50,607

             Partner's equity            $    23,036      $    48,451       $    46,947      $    48,232       $    49,358

(1)      Net of provision for loan losses of $1,547,830 or $.27 per Unit.

(2)      Net of recovery for loan losses of $721,946 or $.13 per Unit.

(3)      Net of write-down for impairment of $1,860,000 or $.32 per Unit.

(4) Includes interest income of $8,455,560, or $1.47 per Unit, upon the repayment of the Bank of California, Seattle Loan.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The General Partners hold a 1% equity interest in Registrant. However, at the inception of Registrant, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. Registrant's management determined that this accounting did not appropriately reflect the Limited Partners' and the General Partners' relative participations in Registrant's net assets, since it did not reflect the General Partners' 1% equity interest in Registrant. Thus, Registrant had restated its financial statements to reallocate $541,390 (1% of the gross proceeds raised at Registrant's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of Registrant. The reallocation had no impact on Registrant's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

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

On February 28, 1997, Registrant funded a Note to DVL, in the principal amount of $2,000,000, at an annual interest rate of 12%, with interest payable monthly. In addition, Registrant was entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which was to be applied as a reduction of principal. The Note was to mature on February 27, 2000 and was able to be prepaid during the first two years without penalty. The Note was secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL.

On July 30, 1997, DVL sold one of the properties underlying the promissory notes and made a $1,075,000 prepayment of the Note. Approximately $1,032,000 of the prepayment was applied toward the principal balance of the Note and the remainder was applied to interest and a yield maintenance fee.

On April 1, 1998, DVL sold another one of the properties underlying the Note and made a $500,000 prepayment to Registrant. $467,787 was applied towards the principal balance of the Note and the remainder was applied to interest and yield maintenance fee.

In January 1999, the DVL Note was repaid in its entirety.

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

On March 10, 1998, the property was sold for approximately $1,457,000, net of closing costs.

On October 31, 1997, Registrant funded a first mortgage loan to Oliveye Hotel Limited Partnership, in the principal amount of $6,500,000. This loan has an annual interest rate of 11% and is payable monthly. The loan is secured by the Crowne Plaza Hotel located in Cincinnati, Ohio, and matures in October 2000.

In June 1998, the Bankruptcy Court approved settlement of the Bank of California Loan in its entirety. At that time, the net carrying value of the loan on Registrant's books was $8,500,000. Registrant received the full contractual amount of $16,955,560, of which $8,500,000 was applied towards principal and $8,455,560 applied to interest.

On June 3, 1998, Registrant received approximately $3,700,000 in prepayment of the Avon Market Center Loan.

As of December 31, 1998, Registrant has funded an aggregate of $14,700,000 to the mortgagors in four first mortgage loans which are outstanding.

If necessary, Registrant has the right to establish reserves either from disposition proceeds or from cash flow.

On June 16, 1998, the Partnership paid a special cash distribution of $34,489,955 ($6.00 per limited partnership unit), substantially all of which represents proceeds from mortgage principal payments and property sales received in 1998 and prior years. For the year ended December 31, 1998 as compared to 1997, cash distributions increased. At December 31, 1998, working capital reserves were approximately $15,800,000. This represents an increase of approximately $1,100,000 from December 31, 1997 primarily as a result of placing undistributed cash flow from operations into working capital reserves and as a result of the payoffs of the Medford, Santa Ana and DVL loans only partially off set by the funding of the balance of the DVL and the Crowne Plaza loan.

Currently, the foreclosed property which formerly secured the Garfinkel Loan is vacant. Funds which are necessary to lease up the property, to remedy deferred maintenance conditions at the Garfinkel's property and for capital improvements will be supplied from Registrant's working capital reserves. Registrant currently holds working capital reserves in short-term investments, at rates which are lower than the returns previously earned on the loans that have been repaid. If excess working capital is ultimately invested in new loans, these investments are likely to be at lower rates than previous investments due to current market conditions.

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

Allowance for Loan Losses and Write-Down for Impairment

A provision for loan losses is established based upon a periodic review of each mortgage loan and property in Registrant's portfolio. Real estate property is carried at the lower of cost or net realizable value. In performing its review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospect for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of December 31, 1998.

Provisions and write-downs are inherently subjective and are based on management's best estimate of current conditions and assumptions about expected future conditions. Registrant may provide for additional provisions and write-downs in subsequent years which could be material.

Year 2000 Compliance

The Year 2000 compliance issue concerns the inability of computerized information systems and equipment to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. This could result in a system failure or miscalculations causing disruptions of operations. Registrant and NorthStar Presidio recognize the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

NorthStar Presidio is in the process of assessing its internal computer information systems and is taking the steps necessary to remediate these systems so that they will be Year 2000 compliant. In connection therewith, NorthStar Presidio has installed a new fully compliant accounting and reporting system. NorthStar Presidio is also reviewing its other internal systems and programs, along with those of its unaffiliated third party service providers, in order to ensure compliance.

Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been fully quantified. Based upon available information, NorthStar Presidio does not believe that these costs will have a material adverse effect on Registrant's business, financial condition or results. However, it is possible that there could be adverse consequences to Registrant as a result of Year 2000 issues that are outside Registrant's control. NorthStar Presidio is in the preliminary stages of evaluating these issues and will be developing contingency plans.

Results of Operations

1998 as Compared to 1997

Net income increased for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The increase is primarily due to the increase in revenues as a result of the payoff of the Bank of California and Avon Market Center loans offset by an increase in costs and expenses.

Revenues increased for the year ended December 31, 1998 compared to the same period in the prior year primarily due to an increase in mortgage loans interest income as a result of the Bank of California and Avon Market Center loan payoffs in June 1998. Operating income - real estate decreased as a result of a decrease in rental income from Groton shopping center. Short-term investment interest decreased as a result of a decrease in cash available for short-term investment. Other income decreased as a result of a decrease in transfer fee income.

Costs and expenses increased for the year ended December 31, 1998 compared to the same period in the prior year principally due to the recovery of loan losses recognized in 1997. There was no recovery of or provision for loan losses in 1998. Mortgage servicing and management fees decreased primarily due to a decrease in the net asset value as well as a decrease in the principal balance of loans outstanding on which such fees are calculated. Operating expenses decreased as a result of the disposition of the office building by Registrant in March 1998. General and administrative expenses increased primarily due to legal and investor relation expenses.


1997 as Compared to 1996

Net income increased for the year ended December 31, 1997 compared to the same period in the prior year. The increase is primarily due to the recovery of loan loss related to the Santa Ana loan during 1997 in the amount of $721,946, compared to a provision for loan losses recorded during 1996 in the amount of $1,547,830 and an increase in mortgage interest income due to the Xerox Loan.

Revenues increased primarily due to an increase in short-term investment income, mortgage interest income and operating income partially offset by a decrease in other income. Short-term investment income increased due to an increase in cash and cash equivalents available for short-term investments. Operating income increased primarily due to the income generated from the Xerox property during 1997. Mortgage interest income increased as a result of recording of the interest income relating to the Xerox Loan. Other income decreased primarily as a result of legal reimbursement related to the Bank of California loan which was recorded in 1996.

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

In September 1998, the parties in the lawsuit entered into a Memorandum of Understanding with respect to a settlement of the lawsuit. The Memorandum of Understanding provided, among other things, for the preparation of definitive documentation in the form of a Stipulation of Settlement and related documents ("Stipulation"). The Stipulation was executed by the parties in December 1998, and submitted to the Court for preliminary approval early in January 1999. After hearing and receipt of a report from the Court's designated independent expert, the Court entered an order on February 1, 1999, wherein it gave its preliminary approval to the settlement and directed that notice of the proposed settlement be sent to the previously certified class. A hearing is scheduled for April 14, 1999. The settlement is subject to a number of conditions. There can be no assurance that such conditions will be fulfilled.

The Administrative General Partner believes that each of the claims asserted in the Amended Complaint is meritless and intends to vigorously defend the HEP Action if the settlement is not finally approved and/or consummated. It is impossible at this time to predict what the defense of this lawsuit will cost the Administrative General Partner and whether such costs could adversely effect the Administrative General Partners' ability to perform its obligations to Registrant.

Item 7a.          Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 8.           Financial Statements and Supplementary Data


                        RESOURCES PENSION SHARES 5, L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                      INDEX

                                                                     Page
                                                                    Number
                                                                    ------

Independent Auditor's Report                                          F-1

Financial statements - Years ended
  December 31, 1998, 1997 and 1996

        Balance sheets                                                F-2

        Statements of income                                          F-3

        Statement of partners' equity                                 F-4

        Statements of cash flows                                      F-5

        Notes to financial statements                          F-6 through F-27

Schedule:

    II  - Valuation and Qualifying Accounts                          F-28

    III - Real Estate and Accumulated Depreciation                   F-29

All other schedules have been omitted because they are inapplicable or the information is included in the financial statements or notes thereto.

To the Partners
Resources Pension Shares 5, L.P.
Greenwich, Connecticut


                     INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Resources Pension Shares 5, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Pension Shares 5, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/ Hays & Company
------------------
Hays & Company
February 16, 1999
New York, New York

                            RESOURCES PENSION SHARES 5, L.P.

                                     BALANCE SHEETS


                                                                  December 31,
                                                            ---------------------------
                                                               1998            1997
                                                            -----------     -----------
 ASSETS

      Investments in mortgage loans ...................     $12,531,894     $25,448,823
      Cash and cash equivalents .......................       3,427,496      15,725,616
      Real estate - net ...............................       7,581,505       9,232,074
      Other assets ....................................         133,656         181,635
      Interest receivable - mortgage loans ............         105,751         126,512
      Interest receivable - other .....................           6,098          78,593
                                                            -----------     -----------

                                                            $23,786,400     $50,793,253
                                                            ===========     ===========

 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
      Accounts payable and accrued expenses ...........        $200,278        $779,912
      Distributions payable ...........................            --           632,316
      Other liabilities ...............................         441,604         608,438
      Due to affiliates ...............................         108,573         321,525
                                                            -----------     -----------

         Total liabilities ............................         750,455       2,342,191
                                                            -----------     -----------

 Commitments and contingencies (Notes 3, 4, 5, and 8)

 Partners' equity
      Limited partners' equity (5,690,843 units issued
         and outstanding) .............................      22,805,596      47,966,562
      General partners' equity ........................         230,349         484,500
                                                            -----------     -----------

         Total partners' equity .......................      23,035,945      48,451,062
                                                            -----------     -----------

                                                            $23,786,400     $50,793,253
                                                            ===========     ===========

                       See notes to financial statements.

                                RESOURCES PENSION SHARES 5, L.P.

                                      STATEMENTS OF INCOME

                                                               Year ended December 31,
                                                  --------------------------------------------
                                                     1998             1997             1996
                                                  -----------     -----------      -----------
 Revenues
      Mortgage loans interest income ........     $10,583,585      $3,267,488       $3,050,689
      Short-term investment interest ........         474,013         757,945          459,974
      Operating income - real estate ........         982,971       1,191,478          979,454
      Other income ..........................          62,134         118,139          251,964
      Additional contingent interest ........            --              --              6,000
                                                  -----------     -----------      -----------

                                                   12,102,703       5,335,050        4,748,081
                                                  -----------     -----------      -----------

 Costs and expenses
      Management fees .......................         604,275         847,690          775,060
      Operating expenses - real estate ......         473,562         654,978          553,598
      General and administrative expenses ...         321,383         160,296          286,180
      Depreciation and amortization expense .         227,793         234,259          209,047
      Mortgage servicing fees ...............          47,144          65,122           76,184
      Property management fees ..............          60,920          61,203           55,920
      Loss on disposition of real estate ....          28,156            --               --
      (Recovery of) provision for loan losses            --          (721,946)       1,547,830
                                                  -----------     -----------      -----------

                                                    1,763,233       1,301,602        3,503,819
                                                  -----------     -----------      -----------

 Net income .................................     $10,339,470      $4,033,448       $1,244,262
                                                  ===========     ===========      ===========

 Net income attributable to
      Limited partners ......................     $10,236,075      $3,993,114       $1,231,819
      General partners ......................         103,395          40,334           12,443
                                                  -----------     -----------      -----------

                                                  $10,339,470      $4,033,448       $1,244,262
                                                  ===========     ===========      ===========

 Net income per unit of limited partnership
      interest (5,690,843 units outstanding)            $1.80            $.70             $.22
                                                  ===========     ===========      ===========

                       See notes to financial statements.

                                          RESOURCES PENSION SHARES 5, L.P.

                                           STATEMENT OF PARTNERS' EQUITY

                                    YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                                    General         Limited           Total
                                                   Partners'       Partners'         Partners'
                                                    Equity          Equity            Equity
                                                   --------       -----------       -----------
 Balance, January 1, 1996                          $482,308       $47,749,571       $48,231,879

 Net income - 1996 .......................           12,443         1,231,819         1,244,262

 Distributions to partners
      ($.44 per limited partnership unit)           (25,292)       (2,503,971)       (2,529,263)
                                                  --------       -----------       -----------

 Balance, December 31, 1996                         469,459        46,477,419        46,946,878

 Net income - 1997 .......................           40,334         3,993,114         4,033,448

 Distributions to partners
      ($.44 per limited partnership unit)           (25,293)       (2,503,971)       (2,529,264)
                                                  --------       -----------       -----------

 Balance, December 31, 1997 ..............          484,500        47,966,562        48,451,062

 Net income - 1998 .......................          103,395        10,236,075        10,339,470

 Distributions to partners
      ($6.22 per limited partnership unit)         (357,546)      (35,397,041)      (35,754,587)
                                                   --------       -----------       -----------

 Balance, December 31, 1998 ..............         $230,349       $22,805,596       $23,035,945
                                                   ========       ===========       ===========

                       See notes to financial statements.

                                        RESOURCES PENSION SHARES 5, L.P.

                                            STATEMENTS OF CASH FLOWS


                                                                           Year ended December 31,
 INCREASE (DECREASE) IN CASH AND                              ------------------------------------------------
 CASH EQUIVALENTS                                                 1998              1997              1996
                                                              ------------      ------------      ------------
Cash flows from operating activities
     Net income .........................................      $10,339,470        $4,033,448        $1,244,262
     Adjustments to reconcile net income to net
        cash provided by operating activities
            (Recovery of) provision for loan losses .....             --            (721,946)        1,547,830
            Depreciation and amortization expense .......          227,793           234,259           209,077
            Interest earned on Xerox loan ...............             --            (400,000)             --
            Amortization of origination and
            acquisition fees ............................           (9,224)          119,919           127,705
            Deferred interest receivable ................             --                --             (75,463)
            Loss on disposition of real estate ..........           28,156              --                --
            Stepped lease rentals .......................           31,460           (63,245)          (18,510)
     Changes in assets and liabilities
        Interest receivable - mortgage loans ............           20,761           147,882           (46,886)
        Interest receivable - other .....................           72,495              --                --
        Other assets ....................................           (1,641)            6,437           (52,130)
        Accounts payable and accrued expenses ...........         (579,634)          111,118           216,984
        Other liabilities ...............................         (166,834)          165,388              --
        Due to affiliates ...............................         (212,952)           96,809            22,768
                                                              ------------      ------------      ------------

                Net cash provided by operating activities        9,749,850         3,730,069         3,175,637
                                                              ------------      ------------      ------------

Cash flows from investing activities
     Investments in mortgage loans ......................             --          (8,500,000)             --
     Proceeds from disposition of real estate ...........        1,456,844              --                --
     Mortgage loan repayments received ..................       12,926,153        12,695,141           397,167
     Loan origination fees received .....................             --             113,750              --
     Additions to real estate ...........................          (44,064)         (159,972)          (90,488)
                                                              ------------      ------------      ------------

                Net cash provided by investing activities       14,338,933         4,148,919           306,679
                                                              ------------      ------------      ------------

Cash flows from financing activities
     Distributions to partners ..........................      (36,386,903)       (2,529,264)       (2,299,330)
                                                              ------------      ------------      ------------

Net (decrease) increase in cash and
     cash equivalents ...................................      (12,298,120)        5,349,724         1,182,986

Cash and cash equivalents, beginning of year ............       15,725,616        10,375,892         9,192,906
                                                              ------------      ------------      ------------

Cash and cash equivalents, end of year ..................       $3,427,496       $15,725,616       $10,375,892
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

                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

         Allowance for loan losses

         A provision for loan losses is established based upon a periodic review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each year end. Accordingly, the Partnership may provide additional losses in subsequent years and such provisions could be material.

         Write-down for impairment

         The  Partnership  provides  write-downs  for  impairment  based  upon a periodic review of the real estate in its portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each year end. Accordingly, the Partnership may record additional write-downs in subsequent years and such write-downs could be material.

                       RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

                       RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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


3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, Resources Pension Advisory Corp., and the Administrative General Partner, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). Resources Pension Advisory and Resources Capital Corp. were, until November 3, 1994, wholly-owned subsidiaries of Integrated Resources Inc., ("Integrated"). On November 3, 1994, as a result of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Administrative General Partner, the Investment General Partner and the Associate General Partner was purchased by Presidio.

         As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware corporation ("Presidio AGP"), which replaced Richard H. Ader, formerly an executive officer of Integrated. Presidio AGP is a wholly-owned subsidiary of Presidio. The Administrative General Partner is also a general partner in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership. The Investment General Partner, Administrative General Partner and Associate General Partner are collectively referred to as the "General Partners."

         Presidio controls the Partnership through its direct and indirect ownership of the General Partners. Presidio was also party to an Administrative Services Agreement with Wexford Management LLC
         ("Wexford") pursuant to which Wexford was responsible for the day-to-day management of Presidio and among other things, had authority to designate directors of the General Partners.

                       RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 3       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation.

         On November 2, 1997, the Administrative Services Agreement with Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates, including the General Partners and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the years ended December 31, 1998 and 1997, amounts paid to NorthStar Presidio and Wexford for administrative services rendered aggregated to $21,869 and $22,667, respectively.

         Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the General Partners tendered their resignations. On the same date, the Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of the General Partners.

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the years ended December 31, 1998, 1997 and 1996, the Administrative General Partner earned $604,275, $847,690 and $775,060, respectively, for its management services. Amounts due to the Administrative General Partner at December 31, 1998 and 1997, for management services amounted to $99,243 and $307,397, respectively, and is included in due to affiliates.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the years ended December 31, 1998, 1997 and 1996, the Investment General Partner earned $47,144, $65,122 and $76,184, respectively, for mortgage servicing fees. Amounts due to the Investment General Partner at December 31, 1998 and 1997, for mortgage servicing fees amounted to $9,330 and $14,128, respectively, and is included in due to affiliates.

                      RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         On December 9, 1993, the Partnership entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton property when leasing services are performed or 3% of gross revenue when no leasing services are performed. During 1994, RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC. There was no supervisory management fee earned by RSMC for the years ended December 31, 1998, 1997 and 1996. Management fees earned by the unaffiliated local management company amounted to $60,920, $61,203 and $55,920 for the years ended December 31, 1998, 1997 and 1996, respectively.

         The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner.

         As of December 31, 1998, affiliates of Presidio have acquired 1,413,256.475 units of limited partnership interest of the Partnership. These units represent approximately 24.8% of the issued and outstanding limited partnership units, and entitled the purchaser to approximately $8,690,973 and $236,000 in distributions for the years ended December 31, 1998 and 1997, respectively.

4         INVESTMENTS IN MORTGAGE LOANS

         As of December 31, 1998, the Partnership had four outstanding first mortgage loans representing an aggregate mortgage amount advanced of $14,700,000. During 1998 the Partnership was repaid its entire outstanding balance on two of its mortgage loans (Bank of California Loan and Avon Market Center Loan). A discussion of these events, as well as a description of the Partnership's other mortgage investments is described below. During 1997, the Partnership was repaid its entire outstanding balance on one of its mortgage investments (Medford Village
         Loan); received a property in lieu of foreclosure which was subsequently sold for net proceeds of $3,213,908 (Santa Ana Square
         Loan); acquired a property in lieu of foreclosure which the Partnership sold during 1998 (Xerox Loan); and funded two additional mortgage loans (DVL Loan and Oliveye Loan).

                      RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

4         INVESTMENTS IN MORTGAGE LOANS (continued)

         Bank of California Loan

         The Bank of California Loan, in the original principal amount of $8,500,000 ("Wrap Loan"), was secured by, among other things, the interest of Gum Loong Limited Partnership ("Gum Loong") in the land located in downtown Seattle, Washington underlying a building commonly known as The Bank of California Building (the "Building"). The land was subject to a long-term ground lease (the "Ground Lease"). Concurrently with the closing of the Wrap Loan, Gum Loong acquired the lessor's interest under the Ground Lease and Continental Seattle Partners, L.P. ("CSP"), a partnership related to Gum Loong, acquired the lessee's interest under the Ground Lease. CSP also acquired the lessor's interest under a master (net) sublease with The Bank of California for a substantial portion of the Building. A first mortgage on the land ("Land Loan") in the principal amount of $8,000,000, was held by Anchor National Life Insurance Company ("Anchor"). Under the provisions of the Wrap Loan, Gum Loong was required to make the payments required under both the Land Loan and the Wrap Loan to the Partnership on a monthly basis. The Partnership, in turn, then paid Anchor the amounts due under the Land Loan on a monthly basis.

         The Wrap Loan was secured by a Wraparound Deed of Trust, Security Agreement, Financing Statement and Assignment of Lessor's Interest in Ground Lease dated May 5, 1988 in the amount of $16,500,000, between the Partnership and Gum Loong. The Building was encumbered by a loan ("Building Loan"), which matured on March 26, 1992, between The Bank of Tokyo Trust Company (Seattle Branch) ("BOT") and CSP, in the principal amount of $48,000,000, secured by a first mortgage on the Building and a third mortgage on the land. This loan was also guaranteed by Gum Loong. The Partnership's collateral for the Wrap Loan was the land, the lessor's interest in the Ground Lease and subject to the Ground Lease, BOT's lien, the Building, the rents and profit and proceeds therefrom.

         The Partnership received a letter dated April 22, 1993, stating that BOT had commenced a foreclosure action against CSP for failure to repay the Building Loan which matured on March 26, 1992. An Option Agreement entered into at the time the Wrap Loan was made gave BOT the right, after commencing a foreclosure action, to exercise an option to purchase either (i) the Land Loan and the Wrap Loan from Anchor and the Partnership or (ii) the land from Gum Loong subject to the Land Loan and the Wrap Loan. On July 9, 1993 the Partnership received notice from BOT that it intended to exercise its option to purchase the land.

                      RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

4         INVESTMENTS IN MORTGAGE LOANS (continued)

         Bank of California Loan (continued)

         Gum Loong did not make timely payments of its scheduled July, August, and September 1993 debt service on the Wrap Loan. The Partnership utilized its working capital reserves to make the required payments on the Land Loan. On July 20, 1993, and again on August 9, 1993, the Partnership notified Gum Loong that an event of default had occurred because of the CSP default on the BOT loan and because of Gum Loong's failure to make its scheduled payments. Both Gum Loong and CSP filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in August 1993, staying BOT's foreclosure action. On September 27, 1993 the Partnership, Anchor and Gum Loong entered into an Interim Stipulation and Order Concerning Cash Collateral, which was approved by the Bankruptcy Court on September 29, 1993. Since October 1993, various Cash Collateral Orders had been entered into which required Gum Loong to make its monthly payments to the Partnership. The September 1993 payment and all monthly contract interest payments due thereafter under the Cash Collateral Orders had been made. The current Cash Collateral Order required Gum Loong to make monthly payments to the Partnership through the maturity date of the loan.

         On January 31, 1994, a Proof of Claim was filed in connection with the Gum Loong Bankruptcy by the Partnership as it related to amounts due under the Wrap Loan, including principal, interest and other amounts due. On January 6, 1995, a Proof of Claim was filed in connection with the CSP bankruptcy by the Partnership for a contingent and unliquidated claim under the Wrap Loan. Despite the bankruptcy filings by both Gum Loong and CSP, the Partnership had not provided for an allowance for loan loss on this loan. The Partnership believed that the collateral for the Wrap Loan, the land as encumbered by the Ground Lease, was of sufficient value to realize the amount due under the Wrap Loan. If BOT exercised its option to purchase the land, it would have been required, as a condition of such exercise, to cure any defaults by Gum Loong.

         On or about January 3, 1995, the United States Trustee moved to convert the Gum Loong Chapter 11 Bankruptcy to a Chapter 7 Bankruptcy or to dismiss the Gum Loong Case, or to set a deadline for filing a plan of reorganization. This motion was scheduled for a hearing on February 9, 1995. This motion had been adjourned pending the hearing on its proposed disclosure statement and proposed plan. The hearing on the adequacy of BOT's proposed disclosure statement was set for April 6, 1995. The Third Amended Disclosure Statement was approved on May 31, 1995.

                      RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

4         INVESTMENTS IN MORTGAGE LOANS (continued)

        Bank of California Loan (continued)

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

         The approved plan called for, among other things, a Bankruptcy Court appointed liquidating agent to manage the Building securing the Wrap Loan and to pay the installments due the Partnership. The liquidating agent was also required to sell the Building by June 1998 in a sale that must have been approved by the Bankruptcy Court and to which the Partnership may object, or at a court approved auction in which the Partnership could bid. In connection with the plan of reorganization, in September 1996, the Partnership was reimbursed $216,000 for legal expenses relating to the bankruptcy which amount is included in the accompanying statement of income as other income.

         In June 1998, the Bankruptcy Court approved settlement of the Wrap Loan in its entirety. At that time, the net carrying value of the Wrap Loan on the Partnership's books was $8,500,000. The Partnership received the full contractual amount of $16,955,560, of which $8,500,000 was applied towards principal and $8,455,560 applied to interest income.

                     RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 4         INVESTMENTS IN MORTGAGE LOANS (continued)

         Avon Market Center Loan

         On March 19, 1993, the Partnership funded a first mortgage loan in the principal amount of $3,750,000 at an annual interest rate of 8.35%, payable in monthly installments of principal and interest (based on a 35-year amortization schedule). The loan was for a period of ten years, may not have been prepaid during its first two years and may have been prepaid thereafter without penalty. The loan did not provide for any accrued or contingent interest. The Partnership received a non-refundable origination fee in the amount of $35,500 along with a non-refundable application fee of $2,000. The loan was secured by a shopping center located in Eagle County, Colorado which consists of approximately 70,211 square feet of net rentable area and parking for approximately 352 automobiles. The shopping center's major tenant is a Wal-Mart Discount Store which occupies 53,318 square feet of retail space. There is also a separate retail center which consists of 16,893 square feet of retail space. The shopping center is located in the commercial area of the town of Avon which is located close to Beaver Creek, a well-known ski resort. This development serves as a convenience-center for the neighboring communities as well as the near-by resorts, including Vail.

         On June 3, 1998, the loan was prepaid in its entirety. The Partnership received $3,694,492 of which $3,638,804 was applied towards principal and $55,688 to interest.

         Lionmark Corporate Center Loan

         On June 15, 1993, the Partnership funded a first mortgage loan in the principal amount of $4,000,000 at an annual interest rate of 8.5%, payable in monthly installments of principal and interest (based on a 35-year amortization schedule). The loan is for a ten year period and may not be prepaid during the first two years and may be prepaid thereafter without penalty. The loan is with recourse to principals of the borrower if at any time the borrower files a petition under the United States Bankruptcy Code. The loan is secured by a one story campus type office/flexible use building which is part of a larger office park. The building is located in Columbus, Ohio and consists of approximately 79,000 square feet of net rentable area and parking for approximately 357 automobiles. The office building's major tenants include Star Bank Services, GDE Systems, Inc. and TransAmerica. In connection with issuing the commitment, the Partnership received application and commitment fees aggregating $40,000.

                     RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 4         INVESTMENTS IN MORTGAGE LOANS (continued)

         DVL Loan

         On February 28, 1997, the Partnership funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL"), in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly. In addition, the Partnership is entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which is to be applied as a reduction of principal. The Note matures on February 27, 2000 and is able to be prepaid during the first two years. The Note is secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL.

         On July 30, 1997, DVL sold one of the properties underlying the Note and made a $1,075,000 prepayment to the Partnership. Approximately $1,032,000 of the prepayment was applied towards the principal balance of the Note and the remainder was applied to interest.

         On April 1, 1998, DVL sold another one of the properties underlying the Note and made a $500,000 prepayment to the Partnership. $467,787 was applied towards the principal balance of the Note and the remainder was applied to interest and yield maintenance fee.

         In January 1999, the DVL Note was repaid in its entirety.

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

                     RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


4         INVESTMENTS IN MORTGAGE LOANS (continued)

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

         Xerox Loan

         The Xerox loan was originally a $1,100,000 first mortgage loan which was secured by an office building located in Arlington, Texas. In March 1997, the Xerox loan matured in accordance with its terms. On September 30, 1997, the Partnership received a deed-in-lieu of foreclosure on the property underlying this loan. At that date, the Xerox loan had a carrying value of $1,100,000 (this loan was accounted for under the investment method) and the underlying property had an estimated net realizable value of $1,500,000. Accordingly, the Partnership reduced its investments in mortgage loans by the carrying value of the

                     RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 4         INVESTMENTS IN MORTGAGE LOANS (continued)

         Xerox Loan (continued)

         Xerox loan and recorded an addition to real estate for the fair market value of the underlying property, which resulted in recognition of interest income for amounts previously deferred in the amount of $400,000.

         On March 10, 1998, the Partnership sold this property for $1,550,000, exclusive of closing costs of approximately $93,000. At that time the property had a net carrying value of $1,485,000, resulting in a loss on the disposition of the property of approximately $28,000.

         Oliveye Loan

         On October 31, 1997, the Partnership funded a first mortgage loan to Oliveye Hotel Limited Partnership in the principal amount of $6,500,000. The loan has an annual interest rate of 11% and is payable monthly. The loan is secured by the Crowne Plaza Hotel located in Cincinnati, Ohio, and matures in October 2000. In connection with the funding of this loan, the Partnership received $113,750 in loan origination fees.

                     RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 4         INVESTMENTS IN MORTGAGE LOANS (continued)

         Information with respect to the Partnership's investments in mortgage loans is summarized below:

                                                                                                           Interest      Contractual
                                           Interest Rate                                   Mortgage      Recognized       Balance
                                    ----------------------------        Maturity            Amount         Dec. 31,       Dec. 31,
           Description              Current %          Accrued %          Date             Advanced          1998         1998 (2)
           -----------              ---------          ---------          ----             --------          ----         --------

     Shopping Centers
     ----------------
     Santa Ana Square
       Santa Ana, CA (3)             10.91             1.29 - 0         March 1997       $  2,600,000     $       -      $        -

     Lucky Supermarket
       Buena Park, CA (4)          8.41-10.00          1.82 - 0         May 2005            2,200,000       221,539        2,491,953

     Avon Market Ctr.
       Avon, CO (3)                   8.35                  -           April 2003          3,750,000       144,433                -

     Medford Village Outlet Center
       Medford, MN (3)                8.55                  -           April 1998          8,612,500             -                -


     DVL, Inc. (3)                   12.00                  -           February 2000       2,000,000        37,971           13,267


     Hotel
     -----
     Crowne Plaza Hotel (3)
     Cincinnati, Ohio                11.00                  -           October 2000        6,500,000       752,536        6,413,761


     Office Buildings
     ----------------
     Bank of California
       Seattle, WA (4)             9.36 - 10.24         3.0 - 0          May 1998           8,500,000     9,096,966                -

     Xerox
       Arlington, TX (4)               4.55           10.38 - 11.47      March 1997         1,100,000             -                -

     Lionmark Corp. Ctr.
       Columbus, OH (3)                 8.5                 -            June 2003          4,000,000       330,140        3,870,903
                                                                                          -----------    ----------      -----------

                                                                                          $39,262,500   $10,583,585      $12,789,884
                                                                                          ===========   ===========      ===========

                                              Carrying          Carrying
                                                Value             Value
                                               Dec. 31,          Dec. 31,
                                               1998 (1)          1997 (1)
                                               --------         --------
     Shopping Centers
     ----------------
     Santa Ana Square
       Santa Ana, CA (3)                     $        -        $         -

     Lucky Supermarket
       Buena Park, CA (4)                     2,233,963          2,239,257

     Avon Market Ctr.
       Avon, CO (3)                                   -          3,647,740

     Medford Village Outlet Center
       Medford, MN (3)                                -                  -


     DVL, Inc. (3)                                13,267           746,801


     Hotel
     -----
     Crowne Plaza Hotel (3)
     Cincinnati, Ohio                          6,413,761         6,392,569


     Office Buildings
     ----------------
     Bank of California
       Seattle, WA (4)                                 -         8,523,399

     Xerox
       Arlington, TX (4)                               -                 -

     Lionmark Corp. Ctr.
       Columbus, OH (3)                        3,870,903         3,899,057
                                            ------------       -----------

                                            $ 12,531,894       $25,448,823
                                            ============       ===========

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

                     RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

 4         INVESTMENTS IN MORTGAGE LOANS (continued)

         A summary of mortgage activity is as follows:

                                            Investment         Interest
                                              Method            Method            Total
                                          ------------      ------------      ------------
Balance, January 1, 1996 ............      $11,982,857       $20,270,069       $32,252,926

Interest recognized .................        1,409,349         1,641,340         3,050,689
Amortization of loan principal ......             --            (397,167)         (397,167)
Provision for loan losses ...........             --          (1,547,830)       (1,547,830)
Cash received inclusive of
  current interest accruals .........       (1,472,368)       (1,630,563)       (3,102,931)
                                          ------------      ------------      ------------

Balance, December 31, 1996 ..........       11,919,838        18,335,849        30,255,687

Investments in mortgage loans .......             --           8,500,000         8,500,000
Interest recognized .................        2,010,754         1,256,734         3,267,488
Amortization of loan principal ......             --            (449,565)         (449,565)
Recovery of provision for loan losses             --             721,946           721,946
Loan payoffs/foreclosure ............       (1,500,000)       (3,213,908)       (4,713,908)
Loan origination fees received ......             --            (113,750)         (113,750)
Cash received inclusive of
  current interest accruals .........       (1,667,936)      (10,351,139)      (12,019,075)
                                          ------------      ------------      ------------

Balance, December 31, 1997 ..........       10,762,656        14,686,167        25,448,823

Interest recognized .................        9,318,505         1,265,080        10,583,585
Amortization of loan principal ......             --            (319,562)         (319,562)
Cash received inclusive of
  current interest accruals .........      (17,847,198)       (5,333,754)      (23,180,952)
                                          ------------      ------------      ------------

Balance, December 31, 1998 ..........       $2,233,963       $10,297,931       $12,531,894
                                          ============      ============      ============

                    RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


5         REAL ESTATE - NET

         A summary of the Partnership's real estate is as follows:

                                                          December 31,
                                              ----------------------------------
                                                   1998                 1997
                                              ------------         -------------
Land .................................          $1,902,000           $2,202,000
Buildings and improvements ...........           6,724,226            7,880,162
                                              ------------         ------------
                                                 8,626,226           10,082,162
Less accumulated depreciation ........          (1,044,721)            (850,088)
                                              ------------         ------------

                                                $7,581,505           $9,232,074
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

         The Partnership paid real estate taxes for this property during the years ended December 31, 1998, 1997 and 1996 in the amount of $39,135, $44,024 and $48,926, respectively. Such amounts are included in operating expenses - real estate in the statements of income.

         On January 27, 1992, the Partnership received $450,000 from the former property owner in exchange for a release of a personal guarantee in which the former property owner was obligated to reimburse the Partnership for asbestos removal up to a maximum of $500,000. The receipt of these funds was recorded as a liability on the Partnership's balance sheet. During June 1992, $6,950 was paid for remedial cleaning in connection with the asbestos removal and the unexpended asbestos reserve aggregated $443,050, which is included in other liabilities in the accompanying balance sheets at December 31, 1998 and 1997. The Partnership does not presently plan to commence removal of the asbestos until a purchaser or tenant for the property is identified.

                    RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

5         REAL ESTATE - NET (continued)

         Landover, Maryland (continued)

         Additionally, the owner of the Landover Mall ("Mall Owner"), where the property is located, had requested reimbursement from the Partnership for common area maintenance and utility usage charges, allegedly due under certain agreements made between the former owner of the property and Mall Owner, for periods subsequent to the date that the Partnership took title to the property. The Partnership believed it was obligated only for the actual value of certain items. Discussions between the Partnership and Mall Owner were on-going as to the exact amount to be paid. However, the Partnership had provided a liability (included in accounts payable and accrued expenses in the accompanying balance sheets) in the amount of $672,329 at December 31, 1997 for such charges. On December 22, 1997 the Partnership entered into a settlement agreement with Mall Owner and on February 4, 1998 the Partnership paid $667,407 in full satisfaction of amounts owed at December 31, 1997 (excluding energy charges for December 1997).

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

         Occupancy at the shopping center has declined from approximately 82% at the time of foreclosure to approximately 78% at December 31, 1998. The anticipated lease-up of the vacant space has not occurred as of

                    RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

5         REAL ESTATE - NET (continued)

         Landover, Maryland (continued)

         December 31, 1998  resulting in lower than  anticipated  net  operating
         income.  In  addition,   management  is  currently   investigating  the
         potential cost to correct certain environmental violations at the shopping center.

         Arlington, Texas

         As discussed in Note 4, this property was acquired by the Partnership via a deed-in-lieu of foreclosure on September 30, 1997. The property had been recorded at its estimated net realizable value of $1,500,000 at such date. On March 10, 1998, the property was sold for approximately $1,457,000, net of closing costs.

6         DISTRIBUTIONS PAYABLE

         Distributions payable represent distributions of adjusted cash flows from operations as defined in the Limited Partnership Agreement. Distributions payable to limited partners of $625,993 for the quarter ended December 31, 1997, were paid in the first quarter of 1998. Distributions of $6,323 payable to the general partners for the quarter ended December 31, 1997, were also paid in the first quarter of 1998. No distributions were declared for the quarter ending December 31, 1998.

7         PARTNERS' EQUITY

         The General Partners hold a 1% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting did not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it did not reflect the General Partners' 1% equity interest in the Partnership. During 1997 the Partnership had restated its financial statements to reallocate $541,390 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made retroactively as of the inception of the Partnership. The reallocation had no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

                    RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

                    RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

         In September 1998, the parties in the lawsuit entered into a Memorandum of Understanding with respect to a settlement of the lawsuit. The Memorandum of Understanding provided, among other things, for the preparation of definitive documentation in the form of a Stipulation of Settlement and related documents ("Stipulation"). The Stipulation was executed by the parties in December 1998, and submitted to the Court for preliminary approval early in January 1999. After hearing and receipt of a report from the Court's designated independent expert, the Court entered an order on February 1, 1999, wherein it gave its preliminary approval to the settlement and directed that notice of the proposed settlement be sent to the previously certified class. A hearing is scheduled for April 14, 1999. The settlement is subject to a number of conditions. There can be no assurance that such conditions will be fulfilled.

         The Administrative General Partner believes that each of the claims asserted in the Amended Complaint is meritless and intends to vigorously defend the HEP Action if the settlement is not finally approved and/or consummated. It is impossible at this time to predict what the defense of this lawsuit will cost the Administrative General Partner and whether such costs could adversely effect the Administrative General Partners' ability to perform its obligations to Registrant.


9 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

         The Partnership recognizes interest income on all of its investments in mortgage loans for tax purposes using the interest method. For financial statement purposes mortgage loans accounted for under the investment method recognize income as described in Note 2.

                    RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

9 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)


         A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                                                           Year ended December 31,
                                                              ------------------------------------------------
                                                                   1998             1997              1996
                                                              -------------     -------------    -------------
              Net income per financial statements             $  10,339,470     $   4,033,448    $   1,244,262

              Difference in (recovery of) provision for
                  loan losses                                         -              (721,946)       1,547,830

              Difference in income recognized on
                  mortgage investments                           (8,491,987)          (22,741)         745,403

              Difference in reserves                                  -              (144,000)         144,000

              Tax loss on disposition of real estate
                  in excess of financial statement                 (464,753)            -                -

              Tax write-off of loan in excess of
                  financial statement                                 -              (933,092)           -

              Tax depreciation in excess of
                  financial statement depreciation                  (19,701)          (25,175)         (20,717)
                                                              --------------    -------------    -------------

              Net income per tax basis                        $   1,363,029     $   2,186,494    $   3,660,778
                                                              =============     =============    =============


                    RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


10 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

         The differences between the Partnership's net assets per financial statements to the tax basis of accounting are as follows:

                                                                December 31,
                                                       -----------------------------
                                                           1998              1997
                                                       -----------       -----------
         Net assets per financial statements ....      $23,035,945       $48,451,062
         Deferred interest receivable ...........          237,817         9,210,601
         Acquisition and origination fees .......           (5,395)          (16,217)
         Allowance for impairments ..............        1,860,000         1,860,000
         Syndication costs .......................       2,669,697         2,669,697
         Cumulative tax depreciation in excess of
              financial statement depreciation ..         (115,199)         (100,720)
                                                       -----------       -----------

         Net assets per tax basis ...............      $27,682,865       $62,074,423
                                                       ===========       ===========

                        RESOURCES PENSION SHARES 5, L.P.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS






                                                                      Additions
                                                         ------------------------------
                                    Balance at            Charged to          Charged                                  Balance at
                                  Beginning of            Costs and           to Other                                   End of
             Description             Period               Expenses            Accounts           Deductions              Period
             -----------             ------               --------            --------           ----------              ------
 YEAR ENDED DECEMBER 31, 1998

 Write-down for impairment:
 Groton Shopping Center
      Groton, Connecticut         $ 1,860,000  (A)       $    -                $    -            $         -          $ 1,860,000
                                  ===========            ===========           ======            ===========           ===========

 YEAR ENDED DECEMBER 31, 1997

 Write-down for impairment:
 Groton Shopping Center
      Groton, Connecticut         $ 1,860,000  (A)       $    -                $    -           $          -          $ 1,860,000
                                  ===========            ===========           ======           ============          ===========

 Allowance for loan losses:
 Santa Ana Loan
      Santa Ana, California       $ 1,547,830  (B)       $    -                $    -           $ (1,547,830) (B)     $         -
                                  ===========            ===========           ======           ============          ===========


 YEAR ENDED DECEMBER 31, 1996

 Write-down for impairment:
 Groton Shopping Center
      Groton, Connecticut         $ 1,860,000  (A)       $    -                $    -           $          -          $ 1,860,000
                                  ===========            ===========           ======           ============          ===========


 Allowance for loan losses:
 Santa Ana Loan
      Santa Ana, California       $        -   (B)       $ 1,547,830           $    -           $          -          $ 1,547,830
                                  ===========            ===========           ======           ============          ===========

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

                                                  RESOURCES PENSION SHARES 5, L.P.

                                       Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1998


                                                                              COSTS CAPITALIZED                   GROSS AMOUNT AT
                                                  INITIAL COST TO               SUBSEQUENT TO                        CLOSE OF
                                                   PARTNERSHIP (1)               ACQUISITION                           PERIOD
                                             -------------------------    -------------------------      ---------------------------
                                                              BUILDINGS                                                 BUILDINGS
                                                               AND                         CARRYING                        AND
         DESCRIPTION         ENCUMBRANCES        LAND      IMPROVEMENTS   IMPROVEMENTS       COSTS           LAND     IMPROVEMENTS
         -----------         ------------        ----      ------------   ------------       -----           ----     ------------
     LANDOVER MALL
     LANDOVER, MARYLAND       $       -      $ 640,000     $ 2,560,000     $      -        $ 84,404      $ 640,000       $ 2,644,404


     XEROX OFFICE BUILDING
     ARLINGTON, TEXAS (2)             -        300,000       1,200,000            -               -              -                 -


     GROTON SHOPPING CENTER
     GROTON, CONNECTICUT              -      1,820,000       4,680,000      701,822               -      1,820,000         5,381,822
                               --------     ----------     -----------     --------        --------     ----------       -----------


     TOTAL                     $      -     $ 2,760,00     $ 8,440,000     $701,822        $ 84,404     $ 2,460,00       $ 8,026,226
                               =========    ==========     ===========     =======         ========     ==========       ===========

                                                                                                                  LIFE ON WHICH
                                                                                                                  DEPRECIATION IN
                              WRITE-DOWN                                                                          LATEST INCOME
                                  FOR                              ACCUMULATED       DATE OF             DATE       STATEMENTS
      DESCRIPTION             IMPAIRMENT           TOTAL          DEPRECIATION    CONSTRUCTION        ACQUIRED     IS COMPUTED
      -----------             ----------           -----          ------------    ------------        --------     -----------
   LANDOVER MALL
   LANDOVER, MARYLAND            $        -      $ 3,284,404        $ 397,360           N/A             12/21/92    40 YEARS
                                                                                                                    Straight-line
                                                                                                                    method
   XEROX OFFICE BUILDING
   ARLINGTON, TEXAS (2)                   -                -                -           N/A              9/30/97    40 YEARS
                                                                                                                    Straight-line
                                                                                                                    method
   GROTON SHOPPING CENTER
   GROTON, CONNECTICUT            (1,860,000)      5,341,822          647,361           N/A              12/9/93    40 YEARS
                                 -----------     -----------      -----------                                       Straight-line
                                                                                                                    method

   TOTAL                         $(1,860,000)     $ 8,626,22      $ 1,044,721
                                  ===========      ==========      ===========

                                                                     Year ended December 31,
                                                 ----------------------------------------------------------------
 (A) RECONCILIATION OF REAL ESTATE OWNED            1998                        1997                      1996
                                                ------------               ------------              ------------
Balance at beginning of year .                   $10,082,162                $ 8,422,190               $ 8,331,702

    Dispositions .............                    (1,500,000)                      --                        --

Additions during year:
    Building .................                          --                    1,200,000                      --
    Land .....................                          --                      300,000                      --
    Improvements .............                        44,064                    159,972                    90,488
                                                ------------               ------------              ------------

Balance at end of year .......                  $ 8,626,226                $ 10,082,162               $ 8,422,190
                                                ============               ============              ============


                                                                       Year ended December 31,
                                                      -------------------------------------------------------------
 (B) RECONCILIATION OF ACCUMULATED DEPRECIATION          1998                      1997                     1996
                                                      ----------                ----------               ----------

Balance at beginning of year ....................     $  850,088                $  645,032               $  450,608

Additions during year
    Depreciation expense ........................        209,633                   205,056                  194,424
    Dispositions ................................        (15,000)                     --                       --
                                                      ----------                ----------               ----------

Balance at end of year .........................      $1,044,721                $  850,088               $  645,032
                                                      ==========                ==========               ==========


 (1) Aggregate cost for income tax purposes is $10,486,226.
 (2) The property was sold on March 10, 1998.  See Note 4.

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

As of March 1, 1999, the executive officers and directors of the Administrative, Investment and Associate General Partners were as follows:

         Name                Age                    Position Held                      Has served as a
                                                                                       Director and/or
                                                                                       Officer since
------------------------------------------------------------------------------------------------------
W. Edward Scheetz             34       Director                                        November 1997
David Hamamoto                39       Director                                        November 1997
Dallas E. Lucas               36       Director                                        August 1998
David King                    36       Executive Vice President and Assistant          November 1997
                                       Treasurer, Director
Lawrence R. Schachter         42       Senior Vice President and Chief                 January 1998
                                       Financial Officer
J. Peter Paganelli            40       Senior Vice President, Secretary and            March 1998
                                       Treasurer
Allan B. Rothschild           37       President and Director                          December 1997
Marc Gordon                   34       Vice President                                  November 1997
Charles Humber                25       Vice President                                  November 1997
Adam Anhang                   25       Vice President                                  November 1997
Gregory Peck                  24       Assistant Secretary                             November 1997

------------

There are no family relationships between or among any of the directors and/or executive officers of the Administrative, Investment and Associate General Partner.

W. Edward Scheetz co-founded NorthStar Capital Partners LLC with David Hamamoto in July 1997, From 1993 through 1997, Mr. Scheetz was a partner at Apollo Real Estate Advisors L.P. From 1989 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures.

David Hamamoto co-founded NorthStar Capital Partners LLC with W. Edward Scheetz in July 1997. From 1988 to 1997, Mr Hamamoto was a partner and a co-head of the real estate principal investment area at Goldman, Sachs & Co.

Dallas E. Lucas joined Northstar Capital Partners LLC in August 1998. From 1994 until then he was the Chief Financial Officer of Crescent Real Estate Equities Company. Prior to that he was a financial consulting and audit manager in the real estate services group of Arthur Anderson LLP.

David King joined NorthStar Capital Partners LLC in November 1997. From 1990 to 1997, Mr. King was associated with Olympia & York Companies (USA) where he held the position of Senior Vice President of Finance. Prior to that Mr. King was employed with Bankers Trust in its real estate finance group.

Lawrence R. Schachter joined NorthStar Presidio in January 1998 From 1996 to 1998, Mr. Schachter was Controller at CB Commercial/Hampshire LLC. From 1995 to 1996, Mr. Schachter was Controller at Goodrich Associates. From 1992 to 1995, Mr. Schachter was Controller at Greenthal/Harlan Realty Services Co.

J. Peter Paganelli joined NorthStar Presido in March 1998. From 1997 to 1998, Mr. Paganelli was Director of Asset Management at Argent Ventures LLC, a private real estate company. From 1994 to 1997, Mr. Paganelli was a Vice President at Starwood Capital Group, LLC in its Asset Management Group. From 1986 to 1994, Mr. Paganelli was an Associate Director at Cushman & Wakefield, Inc. in its Financial Services and Asset Services Groups.

Allan B. Rothschild joined NorthStar Presidio in December 1997. From 1995 to 1997, Mr. Rothschild was Senior Vice President and General Counsel of Newkirk Limited Partnership. From 1987 to 1995, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

Marc Gordon joined NorthStar Capital Partners LLC in October 1997 From 1993 to 1997, Mr. Gordon was Vice President in the real estate investment banking group at Merrill Lynch. Prior to that, Mr. Gordon was associated with the law firm of Irell & Manella in its real estate and banking group.

Charles Humber joined NorthStar Capital Partners LLC in September 1997. From 1996 to 1997, Mr Humber was employed with Merrill Lynch in its real estate investment banking group. Prior to that, Mr. Humber was a student at Brown University.

Adam Anhang joined NorthStar Capital Partners LLC in August 1997. From 1996 to 1997, Mr. Anhang was employed by The Athena Group as part of its Russia and former Soviet Union development team. Prior to that, Mr. Anhang was a student at the Wharton School of the University of Pennsylvania.

Gregory Peck joined NorthStar Capital Partners LLC in July 1997. From 1996 to 1997, Mr. Peck was employed by Morgan Stanley as part of Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking Group. From 1994 to 1996, Mr. Peck worked for Lazard Freres & Co. LLC in the Real Estate Investment Banking Group.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 1, 1999, only the following entity was known by Registrant to be the beneficial owner of more than 5% of Registrant's Units:

                                                                       Amount of         Percentage of
                           Name and Address of                        Beneficial           Beneficial
    Title of Class           Beneficial Owner                         Ownership            Ownership
    --------------           ----------------                         ---------            ---------
Limited    Partnership  Presidio Partnership II Corp.                552,505.862              9.7%
Units                   411 West Putnam Avenue
                        Greenwich, CT 06830

Limited    Partnership  Presidio RPS Acquisition Corp.               860,750.613             15.1%
Units                   411 West Putnam Avenue
                        Greenwich, CT 06830

--------------
As of March 1, 1999, neither the General Partners nor their officers and directors were known by Registrant to beneficially own Units or shares of Presidio, the parent of the General Partners.

To the knowledge of the Registrant, the following sets forth certain information regarding ownership of the Class A shares of Presidio as of March 11, 1998 (except as otherwise noted) by: (i) each person or entity who owns of record or beneficially five percent or more of the Class A shares, (ii) each director and executive officer of Presidio, and (iii) all directors and executive officers of Presidio as a group. To the knowledge of Presidio, each of such share-holders has sole voting and investment power as to the shares shown unless otherwise noted.

All outstanding shares of Presidio are owned by Presidio Capital Investment Company, LLC ("PCIC"), a Delaware limited liability company. The interests in PCIC (and beneficial ownership in Presidio) are held as follows:

                                                  Percentage Ownership in PCIC
                                                   and Percentage Beneficial
                                                          Ownership
        Name of Beneficial Owner                          Presidio
        ------------------------                          --------

    Five Percent Holders:
    ---------------------
    NorthStar Presidio  Capital Holding Corp.(1)           71.93%
    AG Presidio Investors, LLC (2)                         14.12%
    DK Presidio Investors, LLC (3)                          8.45%
    Stonehill Partners, L.P. (4)                            5.50%




    The holdings of the directors and executive officers of Presidio are as follows:

    Directors and Officers:
    -----------------------

    Adam Anhang (5)                                           0%
    Marc Gordon (5)                                           0%
    David Hamamoto (5)                                    71.93%
    Charles Humber (5)                                        0%
    David King (5)                                            0%
    Gregory Peck (5)                                          0%
    Dallas Lucas (5)                                          0%
    Allan Rothschild (5)                                      0%
    J. Peter Paganelli (5)                                    0%
    Lawrence Schachter (5)                                    0%
    W. Edward Scheetz (5)                                 71.93%

    Directors and Officers as a group:                    71.93%
    ----------------------------------

(1) NorthStar Presidio Captial Holding Corp. ("NS Presidio) is a Delaware corporation whose address is c/o NorthStar Capital Investment Corp., 527 Madison Avenue, 16th Floor, New York, New York, 10022. NS Presidio has three shareholders: (1) NorthStar Partnership, L.P., a Delaware limited partnership whose address is c/o Northstar Capital Investment Corp., 527 Madison Avenue, 16th Floor, New York, New York 10022, holds 99% of the common stock (non-voting); (ii) David T. Hamamoto holds 0.5% of the common stock (voting); and (iii) W. Edward Scheetz holds 0.5% if the common stock (voting).

(2) Each of Angelo, Gordon & Co., L.P., as sole manager of AG Presidio Investors, LLC and John M. Angelo and Michael L. Gordon, as general partners of the general partner of Angelo, Gordon & Co., L.P., may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by AG Presidio Investors, LLC. Each of John M. Angelo and Michael L. Gordon disclaims such beneficial ownership. The business address for such persons is c/o Angelo, Gordon & Co., L.P., 245 Park Avenue, 26th Floor, New York, New York 10167.

(3) M.H. Davidson & Company, as sole manager of DK Presidio Investors, LLC, may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by DK Presidio Investors, LLC. The business address for such persons is c/o M.H. Davidson & Company, 885 Third Avenue, New York, New York 10022.

(4)      Includes  shares  of PCIC  beneficially  owned  by  Stonehill  Offshore
         Partners Limited and Stonehill Institutional Partners, L.P. John A. Motulsky is a managing general partner of Stonehill Partners, L.P., a managing member of the investment advisor to Stonehill Offshore Partners Limited and a general partner of Stonehill Institutional Partners L.P. John A. Motulsky disclaims beneficial ownership of the shares held by these entities. The business address for such persons is c/o Stonehill Investment Corporation, 110 East 59th Street, New York, New York 10022.

(5) The business address for such person is 527 Madison Avenue, 16th Floor, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions

During Registrant's fiscal year ended December 31, 1998, the General Partners earned or received compensation or payments for services from Registrant as follows:

              Name of Recipient                   Capacity in Which Served                 Compensation
              -----------------                   ------------------------                 ------------
Resources Capital Corp.                        Administrative General Partner                 $954,669 (1)
Resources Pension Advisory Corp.               Investment General Partner                     $ 50,720 (2)
Presidio AGP Corp.                             Associate General Partner                         3,576 (3)

-------------------
(1)      This amount includes the following:


         (a) A Partnership Management Fee of $604,275 for managing the affairs of Registrant.


                  (b) $350,394 as the Administrative General Partner's share of the General Partners' 1% distribution of Adjusted Cash From Operations.

(2) This amount includes the following:


                  (a) A Mortgage Servicing Fee of $47,144 for servicing the mortgage loan portfolio of Registrant.

                  (b) $3,576 as the Investment General Partner's share of the General Partners' 1% distribution of Adjusted Cash From Operations.


(3) This amount represents the Associate General Partner's share of the General Partner's 1% distribution of Adjusted Cash from Operations.

(4) Pursuant to Registrant's Partnership Agreement, for the year ended December 31, 1998, the General Partners were allocated taxable loss as follows: $2,717 to the administrative General Partner and $28 to each of the Investment and Associate General Partners.

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

10(e) Negotiable Promissory Note between DVL, Inc. and Registrant, dated February 28, 1997.


10(f)    Loan  agreement   between   Oliveye  Hotel  Limited   Partnership   and
         Registrant, dated October 31, 1997.


(b) Reports on Form 8-K filed during the last quarter of the fiscal year:

         None.

         * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 1999.


RESOURCES PENSION SHARES 5, L.P.


By:      RESOURCES CAPITAL CORP.
         Administrative General Partner

                                                                     DATE

By:      /s/ Allan B. Rothschild                               March 29, 1999
         -----------------------
         Allan B. Rothschild
         President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in their capacities as directors and/or officers (with respect to the Administrative and Investment General Partners) on the date indicated below.


       Signature                     Title                            Date


/s/ Lawrence R. Schachter    Senior Vice President,               March 29, 1999
-------------------------    (Principal Financial Officer
Lawrence R. Schachter        and Principal Accounting Officer)


/s/ Allan B. Rothschild      Director and President               March 29, 1999
-----------------------
Allan B. Rothschild

/s/ David King               Director, Executive Vice
--------------               President and Assistant Treasurer    March 29, 1999
David King

/s/ Dallas Lucas             Director                             March 29, 1999
----------------
Dallas Lucas

                                  EXHIBIT INDEX

                                                                           Page
Exhibits                                                                  Number
--------                                                                  ------

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




         * Filed herewith