Form 10-Q
period 1999-03-31
RESOURCES PENSION SHARES 5 LP
filed 1999-05-14
CIK 789987

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999
                                               --------------

                        Commission file number 0-15690
                                               -------

                       RESOURCES PENSION SHARES 5, L.P.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                          13-3353722
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

             411 West Putnam Avenue, Suite 270, Greenwich, CT 06830
                    (Address of principal executive offices)
                                (203) 862-7444
             (Registrant's telephone number, including area code)

                                     None
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X                    No
                             ---

--------------------------------------------------------------------------------

                        RESOURCES PENSION SHARES 5, L.P.
                          FORM 10Q - MARCH 31, 1999

                                    INDEX

PART I -   FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - March 31, 1999 and December 31, 1998 ............................................      1

          STATEMENTS OF INCOME - For the three months ended March 31, 1999
            and 1998 .......................................................................................      2

          STATEMENT OF PARTNERS' EQUITY - For the three months ended
               March 31, 1999 ..............................................................................      3

          STATEMENTS OF CASH FLOWS - For the three months ended
               March 31, 1999 and 1998 .....................................................................      4

          NOTES TO FINANCIAL STATEMENTS.....................................................................    5-9

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ........................................................  10-12

PART II -  OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS............................................................................     13

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.............................................................     13

SIGNATURES      ............................................................................................     14

PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                       RESOURCES PENSION SHARES 5, L.P.
                                BALANCE SHEETS


                                                                                   March 31,        December 31,
                                                                                     1999              1998
                                                                                   ---------        ------------
 ASSETS
      Investments in mortgage loans                                               $ 12,502,019      $ 12,531,894
      Cash and cash equivalents                                                      3,870,306         3,427,496
      Real estate - net                                                              7,546,475         7,581,505
      Other assets                                                                     260,622           133,656
      Interest receivable - mortgage loans                                              46,269           105,751
      Interest receivable - other                                                       14,061             6,098
                                                                                  ------------      ------------

                                                                                  $ 24,239,752      $ 23,786,400
                                                                                  ============      ============

 LIABILITIES AND PARTNERS' EQUITY

 Liabilities

      Accounts payable and accrued expenses                                          $ 143,373         $ 200,278
      Other liabilities                                                                441,604           441,604
      Due to affiliates                                                                222,824           108,573
                                                                                  ------------      ------------

         Total liabilities                                                             807,801           750,455
                                                                                  ------------      ------------

 Commitments and contingencies

 Partners' equity

      Limited partners' equity (5,690,843
         units issued and outstanding)                                              23,197,642        22,805,596
      General partners' equity                                                         234,309           230,349
                                                                                  ------------      ------------

         Total partners' equity                                                     23,431,951        23,035,945
                                                                                  ------------      ------------

                                                                                  $ 24,239,752      $ 23,786,400
                                                                                  ============      ============

See notes to financial statements.
                                                                               1

                       RESOURCES PENSION SHARES 5, L.P.

                             STATEMENTS OF INCOME

                                                     For the three months ended
                                                              March 31,
                                                     ---------------------------
                                                         1999              1998
                                                        -------           ------
Revenues

     Mortgage loans interest income                     325,069         $ 800,332
     Operating income - real estate                     303,307           302,233
     Short-term investment interest                      40,648           194,165
     Other income                                        48,923            14,779
                                                      ---------         ---------

                                                        717,947         1,311,509
                                                      ---------         ---------

Costs and expenses

     Management fees                                    100,420           181,009
     Operating expenses - real estate                   113,725           118,382
     Depreciation and amortization expense               55,874            61,275
     General and administrative expenses                 28,353            42,570
     Property management fees                            15,738            17,295
     Mortgage servicing fees                              7,831            15,134
                                                      ---------         ---------

                                                        321,941           435,665
                                                      ---------         ---------

                                                        396,006           875,844

Loss on disposition of real estate                           -            (28,156)
                                                      ---------         ---------

Net income                                            $ 396,006         $ 847,688
                                                      =========         =========

Net income attributable to

     Limited partners                                 $ 392,046         $ 839,211
     General partners                                     3,960             8,477
                                                      ---------         ---------

                                                      $ 396,006         $ 847,688
                                                      =========         =========

Net income per unit of limited partnership
     interest (5,690,843 units outstanding)               $ .07             $ .15
                                                      =========         =========

See notes to financial statements.

                       RESOURCES PENSION SHARES 5, L.P.

                        STATEMENT OF PARTNERS' EQUITY


                                                                       General            Limited              Total
                                                                      Partners'          Partners'           Partners'
                                                                       Equity             Equity              Equity
                                                                     ------------       -------------      ------------
 Balance, January 1, 1999                                              $ 230,349        $ 22,805,596       $ 23,035,945

 Net income - for the three months ended
      March 31, 1999                                                       3,960             392,046            396,006
                                                                       ---------        ------------       ------------

 Balance, March 31, 1999                                               $ 234,309        $ 23,197,642       $ 23,431,951
                                                                       =========        ============       ============

See notes to financial statements.

                       RESOURCES PENSION SHARES 5, L.P.

                           STATEMENTS OF CASH FLOWS


                                                                                        For the three months ended
                                                                                                 March 31,
                                                                                        ----------------------------
                                                                                           1999              1998
                                                                                         ---------         ---------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

 Cash flows from operating activities
      Net income                                                                         $ 396,006         $ 847,688
      Adjustments to reconcile net income to
         net cash provided by operating activities
             Depreciation and amortization expense                                          55,874            61,275
             Amortization of origination and acquisition fees                               (8,156)            4,403
             Loss on disposition of real estate                                                  -            28,156

      Changes in assets and liabilities
         Other assets                                                                     (131,661)          (35,357)
         Interest receivable - mortgage loans                                               59,482          (132,178)
         Interest receivable - other                                                        (7,963)            3,797
         Accounts payable and accrued expenses                                             (56,905)         (323,324)
         Other liabilities                                                                       -          (165,388)
         Due to affiliates                                                                 114,251          (125,385)
                                                                                       -----------      ------------

                 Net cash provided by operating activities                                 420,928           163,687
                                                                                       -----------      ------------

 Cash flows from investing activities
      Proceeds from disposition of real estate, net                                              -         1,456,844
      Mortgage loan repayments received                                                     38,031            82,409
      Additions to real estate                                                             (16,149)               -
                                                                                       -----------      ------------

                 Net cash provided by investing activities                                  21,882         1,539,253
                                                                                       -----------      ------------

 Cash flows from financing activities
      Distributions to partners                                                                 -           (632,316)
                                                                                       -----------      ------------

 Net increase in cash and cash equivalents                                                 442,810         1,070,624

 Cash and cash equivalents, beginning of period                                          3,427,496        15,725,616
                                                                                       -----------      ------------

 Cash and cash equivalents, end of period                                              $ 3,870,306      $ 16,796,240
                                                                                       ===========      ============


See notes to financial statements.
                                                                               4

                       RESOURCES PENSION SHARES 5, L.P.

                        NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

         Allowance for loan losses

         A provision for loan losses is established based upon a periodic review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1999. Accordingly, the Partnership may provide additional losses in subsequent periods and such provisions could be material.

                       RESOURCES PENSION SHARES 5, L.P.

                        NOTES TO FINANCIAL STATEMENTS



2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Write-down for impairment

         The Partnership records write-downs for impairment based upon a periodic review of the real estate in its portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each period. Accordingly, the Partnership may record additional write-downs in subsequent periods and such write-downs could be material.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, Resources Pension Advisory Corp., the Administrative General Partner, Resources Capital Corp., and the Associate General Partner, Presidio AGP Corp. are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The Administrative General Partner is also a general partner in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership. The Investment General Partner, the Administrative General Partner and Associate General Partner are collectively referred to as the "General Partners."

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

         Presidio entered into a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

         For the three month periods ended March 31, 1999 and 1998, reimbursable expenses due to NorthStar Presidio amounted to $6,000 and $6,000, respectively.

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the quarters ended March 31, 1999 and 1998, the Administrative General Partner earned $100,420 and $181,009, respectively.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the quarters ended March 31, 1999 and 1998, the Investment General Partner earned $7,831 and $15,134, respectively, for mortgage servicing fees.

                       RESOURCES PENSION SHARES 5, L.P.

                        NOTES TO FINANCIAL STATEMENTS




3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         On December 9, 1993, the Partnership entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton property when leasing services are performed or 3% of gross revenue when no leasing services are performed. RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC. There was no supervisory management fee earned by RSMC for the quarters ended March 31, 1999 and 1998. Management fees earned by the unaffiliated local management company amounted to $15,738 and $17,295 for the quarters ended March 31, 1999 and 1998, respectively.

         The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner. For the quarters ended March 31, 1999 and 1998, the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net income of $3,940 and $40, $40 and $8,307, $85 and $85, respectively.

         As of March 31, 1999 affiliates of Presidio have purchased 1,413,256.475 limited partnership units of the Partnership. These units represent 24.8% of the issued and outstanding limited partnership units.

4        INVESTMENTS IN MORTGAGE LOANS

         DVL Loan

         On February 28, 1997, the Partnership funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL"), in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly. In addition, the Partnership was entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which was to be applied as a reduction of principal. The Note was due to mature on February 27, 2000 and could be pre-paid during the first two years. The Note was secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL.

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

         In January 1999, the balance of the Note was repaid in its entirety.

                       RESOURCES PENSION SHARES 5, L.P.

                        NOTES TO FINANCIAL STATEMENTS


4        INVESTMENTS IN MORTGAGE LOANS (continued)

         Information with respect to the Partnership's investments in mortgage loans is summarized below:

                                                                                          Interest     Contractual       Carrying
                                       Interest Rate                         Mortgage     Recognized     Balance          Value
                                ---------------------------     Maturity      Amount       March 31      March 31,       March 31,
             Description           Current %     Accrued %       Date       Advanced        1999        1999 (2)         1999 (1)
         ------------------     -------------  ------------    ----------   ----------   ----------    -----------     ----------
         Shopping Centers

         Lucky Supermarket
         Buena Park, CA (4)        8.41-10.00     1.82 - 0       May 2005    $  2,200,000  $  55,385     $ 2,491,633    $ 2,232,642


         Hotel
         Crowne Plaza Hotel (3)
         Cincinnati, Ohio             11.00          -         October 2000     6,500,000     187,532      6,405,892      6,405,892


         Lionmark Corp. Ctr.
         Columbus, OH (3)               8.5          -          June 2003       4,000,000      82,152      3,863,485      3,863,485
                                                                              -----------  ----------   ------------   ------------

                                                                              $12,700,000  $  325,069   $ 12,761,010   $ 12,502,019
                                                                              ===========  ==========   ============   ============

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

5        REAL ESTATE

         Landover, Maryland

         On December 21, 1992, the Investment General Partner, on behalf of the Partnership, foreclosed on the property securing the Garfinkel's loan. At the foreclosure sale, the Partnership acquired the property for a bid of $3,200,000. In addition, in June 1993, the Partnership paid $84,404 for costs associated with the foreclosure. Such costs have been capitalized as real estate assets and are being depreciated over the estimated useful life of the property.

         On January 27, 1992, the Partnership received $450,000 from the former property owner in exchange for a release of a personal guarantee in which the former owner was obligated to reimburse the Partnership for asbestos removal up to a maximum of $500,000. The receipt of these funds was recorded as a liability on the Partnership's balance sheet. During June 1992, $6,950 was paid for remedial cleaning in connection with the asbestos removal and the unexpended asbestos reserve aggregated $443,050, which is included in other liabilities in the accompanying balance sheets at March 31, 1999 and December 31, 1998. The Partnership does not presently plan to commence removal of the asbestos until a purchaser or tenant for the property is identified.

         The Garfinkel's property has been vacant since the foreclosure of the Partnership.

                            RESOURCES PENSION SHARES 5, L.P.

                             NOTES TO FINANCIAL STATEMENTS


5        REAL ESTATE (continued)

         The following table is a summary of the Partnership's real estate as of:

                                                                               March 31,         December 31,
                                                                                 1999                1998
                                                                           ---------------     ---------------
              Land                                                         $     1,902,000     $     1,902,000
              Building and improvements                                          6,740,375           6,724,226
                                                                           ---------------     ---------------
                                                                                 8,642,375           8,626,226
              Less accumulated depreciation                                     (1,095,900)         (1,044,721)
                                                                           ---------------     ---------------

                                                                           $     7,546,475     $     7,581,505
                                                                           ===============     ===============

ITEM 2-  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         Liquidity and capital resources

         As of March 31, 1999, the Partnership has funded an aggregate of $12,700,000 to the mortgagors in three outstanding mortgage loans. (See
         Note 4 to the financial statements.)

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

         In January 1999, the balance of the DVL Note was repaid in it entirety.

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

         Currently, the foreclosed property which formerly secured the Garfinkel Loan is vacant. Funds which are necessary to lease up the property and to remedy deferred maintenance conditions at the Garfinkel's property and for capital improvements will be supplied from the Partnership's working capital reserves. The Partnership currently holds working capital reserves in short term investments, at rates which are lower than the returns previously earned on the loans that have been repaid. If excess working capital is ultimately invested in new loans, these investments are likely to be at lower rates than previous investments due to current market conditions.

         On June 16, 1998, the Partnership paid a special cash distribution of $34,489,955 ($6.00 per limited partnership unit), substantially all of which represents proceeds from mortgage principal payments and property sales received in 1998 and prior years. At March 31, 1999 the Partnership had working capital reserves of approximately $3,600,000. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. If necessary, the Partnership has the right to establish reserves from disposition proceeds or from cash flow.

         Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

         Results of operations

         Net income decreased for the three month period ended March 31, 1999 compared with the same period in the prior year. The decrease was primarily due to the receipt of the entire outstanding contractual balances from the Bank of California, Avon Market Center loans and DVL loans subsequent to the prior year period.

         Revenues decreased for the three month period ended March 31, 1999 compared with the same period in the prior year primarily due to an decrease in mortgage interest income, resulting from loan repayments received from Bank of California, Avon Market Center and DVL loans. Investment interest income decreased as a result of a decrease in cash for investment on which the interest is earned. Other income increased as a result of an increase in transfer fee income.

         Costs and expenses decreased for the three months ended March 31, 1999 compared with the same period in the prior year. The decrease is primarily due to a decrease in management fees as a result of a decrease in the fee percentage of net asset value on which such fees are calculated. In addition, operating expenses decreased as a result of the disposition of the Xerox property in March 1998. General and Administrative expenses decreased primarily as a result of a decrease in legal expenses due to the mortgage loan payoffs.

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

         Year 2000 compliance

         The Year 2000 compliance issue concerns the inability of computerized information systems and equipment to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. This could result in a system failure or miscalculations causing disruptions of operations. The Partnership and NorthStar Presidio recognize the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

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

PART II - OTHER INFORMATION


 ITEM 1 - LEGAL PROCEEDINGS

          None

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


                                           RESOURCES PENSION SHARES 5, L.P.

                                           By:  Resources Capital Corp.
                                                Administrative General Partner



                                           By:  Allan B. Rothschild
                                                ------------------------------
                                                Allan B. Rothschild
                                                President



                                           By:  /s/ Lawrence R. Schachter
                                                ------------------------------
                                                Lawrence R. Schachter
                                                Senior Vice President and
                                                Chief Financial Officer




Date: May 13, 1999