Form 10-Q
period 1999-06-30
RESOURCES PENSION SHARES 5 LP
filed 1999-08-12
CIK 789987

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                          Yes   X                    No
                              -----

================================================================================

                        RESOURCES PENSION SHARES 5, L.P.
                            FORM 10Q - JUNE 30, 1999



                                      INDEX

PART I -   FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - June 30, 1999 and December 31, 1998..........      1

          STATEMENTS OF INCOME - For the three months ended
             June 30, 1999 and 1998 and for the six months ended
             June 30, 1999 and 1998.....................................      2

          STATEMENT OF PARTNERS' EQUITY - For the six months ended
               June 30, 1999............................................      3

          STATEMENTS OF CASH FLOWS - For the six months ended
               June 30, 1999 and 1998...................................      4

          NOTES TO FINANCIAL STATEMENTS.................................    5-8

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS......................   9-11

PART II -  OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS........................................     12

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.........................     12

SIGNATURES..............................................................     13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                        RESOURCES PENSION SHARES 5, L.P.

                                 BALANCE SHEETS

                                                    June 30,        December 31,
                                                      1999              1998
                                                  ------------      ------------

 ASSETS

      Investments in mortgage loans               $ 12,489,165      $ 12,531,894
      Cash and cash equivalents                      4,195,793         3,427,496
      Real estate - net                              7,529,241         7,581,505
      Other assets                                      96,693           133,656
      Interest receivable - mortgage loans              46,215           105,751
      Interest receivable - other                          546             6,098
                                                  ------------      ------------

                                                  $ 24,357,653      $ 23,786,400
                                                  ============      ============


 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
      Accounts payable and accrued expenses          $ 176,475         $ 200,278
      Other liabilities                                440,804           441,604
      Due to affiliates                                111,448           108,573
                                                  ------------      ------------

          Total liabilities                            728,727           750,455
                                                  ------------      ------------

 Commitments and contingencies

 Partners' equity
      Limited partners' equity (5,690,843
          units issued and outstanding)             23,392,647        22,805,596
      General partners' equity                         236,279           230,349
                                                  ------------      ------------

          Total partners' equity                    23,628,926        23,035,945
                                                  ------------      ------------

                                                  $ 24,357,653      $ 23,786,400
                                                  =============     ============


See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                            STATEMENTS OF OPERATIONS


                                                        For the three months ended       For the six months ended
                                                                 June 30,                        June 30,
                                                        --------------------------       -------------------------
                                                           1999            1998             1999          1998
                                                        ----------     -----------       ----------    -----------

Revenues
     Mortgage loans interest income                     $  324,509     $ 9,107,135       $  649,578    $ 9,907,467
     Operating income - real estate                        204,779         248,616          508,086        550,849
     Short term investment interest                         45,214         200,713           85,862        394,878
     Other income                                           19,187          39,386           68,110         54,165
                                                        ----------     -----------       ----------    -----------
                                                           593,689       9,595,850        1,311,636     10,907,359
                                                        ----------     -----------       ----------    -----------

Costs and expenses
     Management fees                                       102,806         225,252          203,226        406,261
     Operating expenses - real estate                      113,637         109,721          227,362        228,103
     Depreciation and amortization expense                  58,907          53,974          114,781        115,249
     General and administrative expenses                   101,546         102,136          129,899        144,706
     Property management fees                               12,000          14,860           27,738         32,155
     Mortgage servicing fees                                 7,818          15,134           15,649         30,268
                                                        ----------     -----------       ----------    -----------
                                                           396,714         521,077          718,655        956,742
                                                        ----------     -----------       ----------    -----------

                                                           196,975       9,074,773          592,981      9,950,617

Loss on disposition of real estate                               -               -                -         28,156
                                                        ----------     -----------       ----------    -----------

Net income                                              $  196,975     $ 9,074,773       $  592,981    $ 9,922,461
                                                        ==========     ===========       ==========    ===========

Net income attributable to
     Limited partners                                   $  195,005     $ 8,984,025          587,051    $ 9,823,236
     General partners                                        1,970          90,748            5,930         99,225
                                                        ----------     -----------       ----------    -----------

                                                        $  196,975     $ 9,074,773       $  592,981    $ 9,922,461
                                                        ==========     ===========       ==========    ===========


Net income per unit of limited partnership
     interest (5,690,843 units outstanding)             $      .03     $      1.58       $      .10    $      1.73
                                                        ==========     ===========       ==========    ===========



See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                          STATEMENT OF PARTNERS' EQUITY



                                                General          Limited             Total
                                               Partners'        Partners'          Partners'
                                                Equity           Equity             Equity
                                              ----------      ------------       ------------
 Balance, January 1, 1999                     $ 230,349       $ 22,805,596       $ 23,035,945

 Net income for the six months ended
     June 30, 1999                                5,930            587,051            592,981
                                              ---------       ------------       ------------

 Balance, June 30, 1999                       $ 236,279       $ 23,392,647       $ 23,628,926
                                              =========       ============       ============




See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                            STATEMENTS OF CASH FLOWS



                                                                       For the six months ended
                                                                               June 30,
                                                                    -----------------------------
                                                                       1999              1998
                                                                    -----------       -----------

 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

 Cash flows from operating activities
      Net income                                                    $   592,981       $ 9,922,461
      Adjustments to reconcile net income to
          net cash provided by operating activities
             Depreciation and amortization expense                      114,781           115,249
             Amortization of origination and acquisition fees           (16,311)            7,089
             Loss on disposition of real estate                               -            28,156

      Changes in assets and liabilities
          Other assets                                                   27,175            42,107
          Interest receivable - mortgage loans                           59,536            19,074
          Interest receivable - other                                     5,552            53,669
          Accounts payable and accrued expenses                         (23,803)         (666,985)
          Other liabilities                                                (800)         (165,388)
          Due to affiliates                                               2,875          (111,310)
                                                                    -----------       -----------

                 Net cash provided by operating activities              761,986         9,244,122
                                                                    -----------       -----------

 Cash flows from investing activities
      Proceeds from disposition of real estate, net                           -         1,456,844
      Mortgage loan repayments received                                  59,040        12,764,796
      Additions to real estate                                          (52,729)           (4,759)
                                                                    -----------       -----------

                 Net cash provided by investing activities                6,311        14,216,881
                                                                    -----------       -----------

 Cash flows from financing activities
      Distributions to partners                                               -       (35,754,587)
                                                                    -----------       -----------

 Net increase (decrease) in cash and cash equivalents                   768,297       (12,293,584)

 Cash and cash equivalents, beginning of period                       3,427,496        15,725,616
                                                                    -----------       -----------

 Cash and cash equivalents, end of period                           $ 4,195,793       $ 3,432,032
                                                                    ===========       ===========


See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

         When used in this quarterly report on Form 10-Q, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this quarterly report on Form 10-Q pursuant to the "safe harbor" provision on the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in "management's discussion and analysis of financial condition and results of operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


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

         Allowance for loan losses

         A provision for loan losses is established based upon a periodic review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated fair value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of fair value is based upon projections of future economic events, the amounts ultimately realized at disposition may differ materially from the carrying value as of June 30, 1999. Accordingly, the Partnership may provide additional losses in subsequent periods and such provisions could be material.

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

         For the quarters ended June 30, 1999 and 1998, reimbursable expenses due to NorthStar Presidio amounted to $41,926 and $6,000, respectively.

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the quarters ended June 30, 1999 and 1998, the Administrative General Partner earned $102,806 and $225,252, respectively.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the quarters ended June 30, 1999 and 1998, the Investment General Partner earned $7,818 and $15,134, respectively, for mortgage servicing fees.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         On December 9, 1993, the Partnership entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton property when leasing services are performed or 3% of gross revenue when no leasing services are performed. RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC. There was no supervisory management fee earned by RSMC for the quarters ended June 30, 1999 and 1998. Management fees earned by the unaffiliated local management company amounted to $12,000 and $14,860 for the quarters ended June 30, 1999 and 1998, respectively.

         The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner.

         As of June 30, 1999 affiliates of Presidio have purchased 1,413,256.475 limited partnership units of the Partnership. These units represent 24.8% of the issued and outstanding limited partnership units.

4        INVESTMENTS IN MORTGAGE LOANS

         Information with respect to the Partnership's investments in mortgage loans is summarized below:

                                                                                        Interest   Contractual     Carrying
                                     Interest Rate                        Mortgage     Recognized    Balance        Value
                             -----------------------------   Maturity      Amount       June 30,     June 30,      June 30,
             Description        Current %      Accrued %       Date       Advanced        1999       1999 (2)      1999 (1)
         ------------------  -------------  --------------  -----------   ----------  -----------  -----------   -----------

         Shopping Centers
         ------------------
         Lucky Supermarket
         Buena Park, CA (4)   8.41-10.00      1.82 - 0       May 2005    $ 2,200,000  $  110,769   $ 2,494,876   $ 2,231,318


         Hotel
         ------------------
         Crowne Plaza Hotel
         Cincinnati, Ohio (3)    11.00             -       October 2000    6,500,000     374,665     6,401,940     6,401,940


         Office Building
         ------------------
         Lionmark Corp. Ctr.
         Columbus, OH (3)         8.5              -        June 2003      4,000,000     164,144     3,855,907     3,855,907
                                                                         -----------  ----------   -----------   -----------

                                                                         $12,700,000  $  649,578   $12,752,723   $12,489,165
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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS


4      INVESTMENTS IN MORTGAGE LOANS (continued)

         DVL Loan

         On February 28, 1997, the Partnership funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL"), in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly that was due to mature on February 27, 2000. The Note was secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL.

         In July 1997 and April 1998, DVL made payments to the Partnership totaling approximately $1,500,000 towards the principal balance of the Note plus interest and a yield maintenance fee as a result of the sale of two properties underlying the Note. In January 1999, the balance of the Note was repaid in its entirety.

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

         On January 27, 1992, the Partnership received $450,000 from the former property owner in exchange for a release of a personal guarantee in which the former owner was obligated to reimburse the Partnership for asbestos removal up to a maximum of $500,000. The receipt of these funds was recorded as a liability on the Partnership's balance sheet. During June 1992, $6,950 was paid for remedial cleaning in connection with the asbestos removal and the unexpended asbestos reserve aggregated $443,050, which is included in other liabilities in the accompanying balance sheets at June 30, 1999 and December 31, 1998. The Partnership does not presently plan to commence removal of the asbestos until a purchaser or tenant for the property is identified.

         The Garfinkel's property has been vacant since the foreclosure of the Partnership.

         Groton, Connecticut

         The Partnership funded a loan, in the original amount of $8,000,000, that was collateralized by a shopping center in Groton, Connecticut. On September 20, 1991, Groton Associates, the borrower, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the United States Bankruptcy Code. The Partnership commenced a foreclosure action in Connecticut and on December 9, 1993 foreclosed on the shopping center.

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

         The following table is a summary of the Partnership's real estate as of:

                                                      June 30,     December 31,
                                                        1999           1998
                                                  --------------  -------------

           Land                                   $    1,902,000  $   1,902,000
           Building and improvements                   6,776,955      6,724,226
                                                  --------------  -------------
                                                       8,678,955      8,626,226
           Less accumulated depreciation              (1,149,714)    (1,044,721)
                                                  --------------  -------------

                                                  $    7,529,241  $   7,581,505
                                                  ==============  =============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         Liquidity and capital resources

         As of June 30, 1999, the Partnership has funded an aggregate of $12,700,000 to the mortgagors in three outstanding mortgage loans. (See
         Note 4 to the financial statements.)

         On February 28, 1997, the Partnership funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL"), in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly.

         In July 1997 and April 1998, DVL made payments to the Partnership totaling approximately $1,500,000 towards the principal balance of the Note plus interest and a yield maintenance fee as a result of the sale of two properties underlying the Note. In January 1999, the balance of the Note was repaid in its entirety.

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

         On June 16, 1998, the Partnership paid a special cash distribution of $34,489,955 ($6.00 per limited partnership unit), substantially all of which represents proceeds from mortgage principal payments and property sales received in 1998 and prior years. At June 30, 1999 the Partnership had working capital reserves of approximately $3,500,000. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. If necessary, the Partnership has the right to establish reserves from disposition proceeds or from cash flow.

         Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

         Results of operations

         Net income decreased for the three and six month periods ended June 30, 1999 compared with the same periods in the prior year. The decrease was primarily due to the receipt of the entire outstanding contractual balances from the Bank of California, Avon Market Center loans and DVL loans subsequent to the prior year period.

         Revenues decreased for the three and six month periods ended June 30, 1999 compared with the same periods in the prior year primarily due to an decrease in mortgage interest income, resulting from loan repayments received from Bank of California, Avon Market Center and DVL loans. Investment interest income decreased as a result of a decrease in cash available for investment on which the interest is earned which resulted from distributions of cash made to partners during the first six months of 1998.

         Costs and expenses decreased for the three and six month periods ended June 30, 1999 compared with the same periods in the prior year. The decrease is primarily due to a decrease in management fees as a result of a decrease in the net asset value on which such fees are calculated due to the repayment of mortgage loans. In addition, operating expenses decreased as a result of the disposition of the Xerox property in March 1998. General and administrative expenses decreased primarily as a result of a decrease in legal expenses due to the mortgage loan payoffs.

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

                                     RESOURCES PENSION SHARES 5, L.P.

                                     By:   Resources Capital Corp.
                                           Administrative General Partner



                                     By:   /s/ Allan B. Rothschild
                                           ---------------------------------
                                           Allan B. Rothschild
                                           President



                                     By:   /s/ Lawrence R. Schachter
                                           ---------------------------------
                                           Lawrence R. Schachter
                                           Senior Vice President and
                                            Chief Financial Officer


Date: August 11, 1999