Form 10-Q
period 1999-09-30
RESOURCES PENSION SHARES 5 LP
filed 1999-11-15
CIK 789987

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




            / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                         Commission file number 0-15690


                        RESOURCES PENSION SHARES 5, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                 13-3353722
              --------                                 ----------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)

           Cambridge Center, 9th Floor, Cambridge, Massachusetts 02142
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 234-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             411 West Putnam Avenue, Suite 270, Greenwich, CT 06830
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                    No
                      -----                     -----

================================================================================

                        RESOURCES PENSION SHARES 5, L.P.
                          FORM 10Q - SEPTEMBER 30, 1999


                                      INDEX


PART I -   FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - September 30, 1999 and December 31, 1998 .................................      1

          STATEMENTS OF OPERATIONS - For the three months ended September 30, 1999
            and 1998 and for the nine months ended September 30, 1999 and 1998.......................      2

          STATEMENT OF PARTNERS' EQUITY - For the nine months ended
               September 30, 1999 ...................................................................      3

          STATEMENTS OF CASH FLOWS - For the nine months ended
               September 30, 1999 and 1998 ..........................................................      4

          NOTES TO FINANCIAL STATEMENTS..............................................................    5-9

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS .................................................  10-12



PART II -  OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS.....................................................................     13

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................................................     13

SIGNATURES...........................................................................................     14

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                        RESOURCES PENSION SHARES 5, L.P.

                                 BALANCE SHEETS



                                                                                September 30,      December 31,
                                                                                     1999              1998
                                                                                 ------------      ------------

ASSETS

     Investments in mortgage loans                                               $ 12,475,777      $ 12,531,894
     Real estate - net                                                              7,476,744         7,581,505
     Cash and cash equivalents                                                      4,480,082         3,427,496
     Other assets                                                                     163,474           133,656
     Interest receivable - mortgage loans                                              46,160           105,751
     Interest receivable - other                                                        2,314             6,098
                                                                                 ------------      ------------

                                                                                 $ 24,644,551      $ 23,786,400
                                                                                 ============      ============


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Accounts payable and accrued expenses                                       $    148,096      $    200,278
     Other liabilities                                                                441,604           441,604
     Due to affiliates                                                                112,248           108,573
                                                                                 ------------      ------------

         Total liabilities                                                            701,948           750,455
                                                                                 ------------      ------------

Commitments and contingencies

Partners' equity
     Limited partners' equity (5,690,843
         units issued and outstanding)                                             23,703,187        22,805,596
     General partners' equity                                                         239,416           230,349
                                                                                 ------------      ------------

         Total partners' equity                                                    23,942,603        23,035,945
                                                                                 ------------      ------------

                                                                                 $ 24,644,551      $ 23,786,400
                                                                                 ============      ============

                        RESOURCES PENSION SHARES 5, L.P.

                            STATEMENTS OF OPERATIONS


                                                     For the three months ended        For the nine months ended
                                                           September 30,                    September 30,
                                                     --------------------------       --------------------------
                                                        1999            1998             1999            1998
                                                     ----------       ---------       ----------     -----------

Revenues
     Mortgage loans interest income                   $ 324,011       $ 319,104       $  973,589     $10,226,571
     Operating income - real estate                     256,675         201,411          764,761         752,260
     Short term investment interest                      52,172          40,143          138,034         435,021
     Other income                                             7          14,479           68,117          68,644
                                                      ---------       ---------       ----------     -----------

                                                        632,865         575,137        1,944,501      11,482,496
                                                      ---------       ---------       ----------     -----------

Costs and expenses
     Management fees                                    103,900          98,771          307,126         505,032
     Operating expenses - real estate                    93,212          99,685          320,574         327,788
     Depreciation and amortization expense               57,710          53,592          172,491         168,841
     General and administrative expenses                 38,471          58,612          168,370         203,318
     Property management fees                            18,095          12,750           45,833          44,905
     Mortgage servicing fees                              7,800           7,546           23,449          37,814
                                                      ---------       ---------       ----------     -----------

                                                        319,188         330,956        1,037,843       1,287,698
                                                      ---------       ---------       ----------     -----------

                                                        313,677         244,181          906,658      10,194,798

     Loss on disposition of real estate                       -               -                -          28,156
                                                      ---------       ---------       ----------     -----------

Net income                                            $ 313,677       $ 244,181       $  906,658     $10,166,642
                                                      =========       =========       ==========     ===========

Net income attributable to
     Limited partners                                 $ 310,540       $ 241,740       $  897,591     $10,064,976
     General partners                                     3,137           2,441            9,067         101,666
                                                      ---------       ---------       ----------     -----------

                                                      $ 313,677       $ 244,181       $  906,658     $10,166,642
                                                      =========       =========       ==========     ===========


Net income per unit of limited partnership
     interest (5,690,843 units outstanding)           $     .06       $     .04       $      .16     $      1.77
                                                      =========       =========       ==========     ===========


See notes to financial statements.
                                                                               2

                        RESOURCES PENSION SHARES 5, L.P.

                          STATEMENT OF PARTNERS' EQUITY



                                                               General           Limited            Total
                                                              Partners'         Partners'         Partners'
                                                               Equity            Equity            Equity
                                                              ---------       -----------       -----------

Balance, January 1, 1999                                      $ 230,349       $22,805,596       $23,035,945

Net income for the nine months ended
    September 30, 1999                                            9,067           897,591           906,658
                                                              ---------       -----------       -----------

Balance, September 30, 1999                                   $ 239,416       $23,703,187       $23,942,603
                                                              =========       ===========       ===========



See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                            STATEMENTS OF CASH FLOWS


                                                                              For the nine months ended
                                                                                    September 30,
                                                                            -----------------------------
                                                                               1999              1998
                                                                            -----------      ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income                                                            $   906,658       $10,166,642
     Adjustments to reconcile net income to
         net cash provided by operating activities
            Depreciation and amortization expense                              172,491           168,841
            Amortization of origination and acquisition fees                   (24,468)           (1,068)
            Loss on disposition of real estate                                       -            28,156

     Changes in assets and liabilities
         Other assets                                                          (44,819)          (65,062)
         Interest receivable - mortgage loans                                   59,591            79,383
         Interest receivable - other                                             3,784            62,930
         Accounts payable and accrued expenses                                 (52,182)         (896,583)
         Due to affiliates                                                       3,675          (215,208)
                                                                           -----------      ------------

                Net cash provided by operating activities                    1,024,730         9,328,031
                                                                           -----------      ------------

Cash flows from investing activities
     Proceeds from disposition of real estate, net                                   -         1,456,844
     Mortgage loan repayments received                                          80,585        12,848,090
     Additions to real estate                                                  (52,729)          (13,483)
                                                                           -----------      ------------

                Net cash provided by investing activities                       27,856        14,291,451
                                                                           -----------      ------------

Cash flows from financing activities
     Distributions to partners                                                       -       (36,386,903)
                                                                           -----------      ------------

Net increase (decrease) in cash and cash equivalents                         1,052,586       (12,767,421)

Cash and cash equivalents, beginning of period                               3,427,496        15,725,616
                                                                           -----------      ------------

Cash and cash equivalents, end of period                                   $ 4,480,082      $  2,958,195
                                                                           ===========      ============


See notes to financial statements.
                                                                               4

                        RESOURCES PENSION SHARES 5, L.P.
                          FORM 10Q - SEPTEMBER 30, 1999


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                        RESOURCES PENSION SHARES 5, L.P.
                          FORM 10Q - SEPTEMBER 30, 1999


2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Allowance for loan losses

         A provision for loan losses is established based upon a periodic review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated fair value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of fair value is based upon projections of future economic events, the amounts ultimately realized at disposition may differ materially from the carrying value as of September 30, 1999. Accordingly, the Partnership may provide additional losses in subsequent periods and such provisions could be material.

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

         For the nine months ended September 30, 1999 and 1998, reimbursable expenses due to NorthStar Presidio amounted to $56,926 and $6,000, respectively.

         On October 21, 1999, Presidio entered into a new Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

                        RESOURCES PENSION SHARES 5, L.P.
                          FORM 10Q - SEPTEMBER 30, 1999


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy.

         In order to facilitate the provision by the Agent of the asset management services and the investor relation services, effective October 25,1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe that this transaction will have a material effect on the operations of the Partnership.

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the nine months ended September 30, 1999 and 1998, the Administrative General Partner earned $307,126 and $505,032, respectively.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the nine months ended September 30, 1999 and 1998, the Investment General Partner earned $23,449 and $37,814, respectively, for mortgage servicing fees.

         On December 9, 1993, the Partnership has entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton property when leasing services are performed or 3% of gross revenue when no leasing services are performed. RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC. There was no supervisory management fee earned by RSMC for the nine months ended September 30, 1999 and 1998. Management fees earned by the unaffiliated local management company amounted to $45,833 and $44,905 for the nine months ended September 30, 1999 and 1998, respectively.

         The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner.

         As of September 30, 1999 affiliates of Presidio have purchased 1,413,256.475 limited partnership units. These units represent 24.8% of the issued and outstanding limited partnership units.

                        RESOURCES PENSION SHARES 5, L.P.
                          FORM 10Q - SEPTEMBER 30, 1999


4        INVESTMENTS IN MORTGAGE LOANS

         Information with respect to the Partnership's investments in mortgage loans is summarized below:

                                                                                            Interest    Contractual    Carrying
                                         Interest Rate                         Mortgage    Recognized     Balance       Value
                                 -----------------------------   Maturity       Amount      Sept. 30,    Sept. 30,    Sept. 30,
             Description            Current %      Accrued %       Date        Advanced       1999       1999 (2)     1999 (1)
         ------------------      -------------  --------------  -----------   ----------  -----------   -----------  -----------

         Shopping Centers
         ----------------
         Lucky Supermarket
         Buena Park, CA (4)        8.41-10.00      1.82 - 0        May 2005   $ 2,200,000  $  166,153   $ 2,498,197  $ 2,229,994


         Hotel
         -----
         Crowne Plaza Hotel (3)
         Cincinnati, Ohio               11.00             -      October 2000   6,500,000     561,464     6,397,617    6,397,617


         Office Building
         ---------------
         Lionmark Corp. Ctr.
         Columbus, OH (3)                8.5              -        June 2003    4,000,000     245,972     3,848,166    3,848,166
                                                                              -----------  ----------   -----------  -----------

                                                                              $12,700,000  $  973,589   $12,743,980  $12,475,777
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

         In July 1997 and April 1998, DVL made payments to the Partnership totalling approximately $1,500,000 towards the principal balance of the Note plus interest and a yield maintenance fee as a result of the sale of two properties underlying the Note. In January 1999, the balance of the Note was repaid in its entirety.

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

                        RESOURCES PENSION SHARES 5, L.P.
                          FORM 10Q - SEPTEMBER 30, 1999


5        REAL ESTATE (continued)

         Landover, Maryland (continued)

         On January 27, 1992, the Partnership received $450,000 from the former property owner in exchange for a release of a personal guarantee in which the former owner was obligated to reimburse the Partnership for asbestos removal up to a maximum of $500,000. The receipt of these funds was recorded as a liability on the Partnership's balance sheet. During June 1992, $6,950 was paid for remedial cleaning in connection with the asbestos removal and the unexpended asbestos reserve aggregated $443,050, which is included in other liabilities in the accompanying balance sheets at September 30, 1999 and December 31, 1998. The Partnership does not presently plan to commence removal of the asbestos until a purchaser or tenant for the property is identified.

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

         The following table is a summary of the Partnership's real estate as of:

                                                                        September 30,     December 31,
                                                                            1999              1998
                                                                       -------------     -------------

              Land                                                         1,902,000     $   1,902,000
              Building and improvements                                    6,776,955         6,724,226
                                                                       -------------     -------------
                                                                           8,678,955         8,626,226
              Less accumulated depreciation                               (1,202,211)       (1,044,721)
                                                                       -------------     -------------

                                                                       $   7,476,744     $   7,581,505
                                                                       =============     =============

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         Liquidity and capital resources

         As of September 30, 1999, the Partnership has funded an aggregate of $12,700,000 to the mortgagors in three outstanding mortgage loans. (See
         Note 4 to the financial statements.)

         On February 28, 1997, the Partnership funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL"), in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly.

         In July 1997 and April 1998, DVL made payments to the Partnership totalling approximately $1,500,000 towards the principal balance of the Note plus interest and a yield maintenance fee as a result of the sale of two properties underlying the Note. In January 1999, the balance of the Note was repaid in its entirety.

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

         On June 16, 1998, the Partnership paid a special cash distribution of $34,489,955 ($6.00 per limited partnership unit), substantially all of which represented proceeds from mortgage principal payments and property sales received in 1998 and prior years. At September 30, 1999 the Partnership had working capital reserves of approximately $3,800,000. Working capital reserves are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. If necessary, the Partnership has the right to establish reserves from disposition proceeds or from cash flow.

         Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

         Results of operations

         Net income increased for the three month period but decreased for the nine month period ended September 30, 1999 compared with the same periods in the prior year. The increase in the three months ended September 30, 1999 was due to an increase in revenues coupled with a decrease in costs and expenses. The decrease in the nine months ended September 30, 1999 was principally attributable to the receipt of the entire outstanding contractual balances from the Bank of California, Avon Market Center and DVL loans during the prior year period.

         Revenues increased for the three month period but decreased for the nine month period ended September 30, 1999 compared with the same periods in the prior year. The increase in the three month period ended September 30, 1999 was primarily due to an increase in mortgage interest income on the Partnership's three remaining loans, operating income from the Groton shopping center and greater investment interest income partially offset by a decrease in other income. The decrease in the nine months ended September 30, 1999 was primarily due to a decrease in mortgage interest income, resulting from loan repayments received in 1998 from Bank of California, Avon Market Center and DVL loans. Investment interest income decreased as a result of a decrease in cash available for investment on which the interest is earned which resulted from distributions of cash made to partners during the first six months of 1998.

         Costs and expenses decreased for the three and nine month periods ended September 30, 1999 compared with the same periods in the prior year. The decrease for the nine months ended September 30, 1999 is primarily due to a decrease in management fees as a result of a decrease in the net asset value on which such fees are calculated due to the repayment of mortgage loans. In addition, operating expenses decreased for both the three and nine months ended September 30, 1999 as a result of the disposition of the Xerox property in March 1998. General and administrative expenses decreased for both the three and nine months ended September 30, 1999 primarily as a result of a decrease in legal expenses due to the mortgage loan payoffs.

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

         Year 2000 compliance

         The Year 2000 compliance issue concerns the inability of computerized information systems and programs to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         During the third quarter of 1999, the General Partner and its affiliates completed their assessment of computer systems used in connection with the management of the Partnership. The General Partner and its affiliates have completed upgrading those systems where required. The Partnership has to date not borne, nor is it expected that the Partnership will bear, any significant costs in connection with the upgrade of those systems requiring remediation.

         To date, the General Partner is not aware of any external agent or service provider with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents and service providers will be Year 2000 compliant. The General Partner does not believe that the inability of external agents or service providers to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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



                                  RESOURCES PENSION SHARES 5, L.P.

                                  By:      Resources Capital Corp.
                                           Administrative General Partner




                                  By:      /s/ Allan Rothschild
                                           -------------------------------------
                                           Allan Rothschild
                                           Duly Authorized Officer


                                  By:      /s/ Lawrence Schachter
                                           -------------------------------------
                                           Lawrence Schachter
                                           Principal Financial and Accounting
                                           Officer




Date: November 11, 1999