Form 10-K
period 1999-12-31
RESOURCES PENSION SHARES 5 LP
filed 2000-06-13
CIK 789987

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
For the Fiscal Year Ended                                        Commission File
December 31, 1999                                                 Number 0-15690

                        RESOURCES PENSION SHARES 5, L.P.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                                   13-3353722
-----------------------                                     -----------------
 (State or other jurisdiction                                  (IRS Employer
  of incorporation or organization)                         Identification No.)

5 Cambridge Center 9th Floor, Cambridge, MA                            02142
-------------------------------------------                        -----------
 (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code                  617-234-3000
                                                                ----------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                         YES    X           NO
                            ---------         --------

      There is no public market for the Limited Partnership Units. Accordingly, information with respect to the aggregate market value of Limited Partnership Units held by non-affiliates of Registrant has not been supplied.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

                        Documents Incorporated by Reference

                                      None

                                      Exhibit Index is set forth on page IV-1.

PART I

Item 1. Business

General

Resources Pension Shares 5, L.P. (the "Registrant") was organized as a Delaware limited partnership on February 11, 1986. The general partners of the Registrant are Resources Capital Corp. (the "Administrative Partner"), Resources Pension Advisory Corp. (the "Investment General Partner") and Presidio AGP Corp. (the "Associate General Partner"). The Associate General Partner, the Administrative General Partner and the Investment General Partner are collectively referred to herein as the "General Partners". The General Partners are all ultimately wholly owned subsidiaries of Presidio Capital Corporation, a British Virgin Islands corporation ("Presidio"). See "Management/Employees" below.

In 1988, the Registrant sold, pursuant to a registration statement filed with the Securities Exchange Commission, 5,690,843 units of limited partnership interest (the "Units") for gross proceeds aggregating $56,908,426. After the payment of a nonaccountable expense reimbursement to the Administrative General Partner, Registrant had approximately $54,238,000, including evaluation fees and acquisition fees paid or payable to the Administrative General Partner, available for investment and reserves.

Registrant was formed for the purpose of investing primarily in participating mortgage loans and, to a lesser extent, in land sale-leasebacks on improved, income-producing commercial real estate. Through April 1, 1998, Disposition Proceeds (as hereinafter defined) were required to be reinvested by Registrant or held as reserves. Thereafter, the Administrative General Partner is permitted to either reinvest or distribute any such Disposition Proceeds. See "Mortgage Investments of Registrant" and "Item 2. Properties" for a description of Registrant's remaining assets.

Management/Employees

Registrant does not have any employees. The General Partners, their affiliates and agents, manage the business of the Registrant. Through November 2, 1994, the Administrative General Partner and the Investment General Partner were wholly owned subsidiaries of Integrated Resources, Inc. ("Integrated"). On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Managing General Partner and the Corporate General Partner was purchased by Presidio. Further, on February 28, 1995, the Associate General Partner replaced Richard Ader as the associate general partner of Registrant. As a result, all of the General Partners became ultimately wholly owned by Presidio. NorthStar Capital Investment Corp., a Maryland corporation ("NorthStar"), controls Presidio.

Presidio previously retained Wexford Management LLC ("Wexford") to provide consulting and administrative services to Presidio and its affiliates, including the General Partners and Registrant. The agreement with Wexford expired on May 3, 1998 at which time Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

On October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to Registrant and other entities affiliated with Registrant.

As a result of this agreement, the Agent has the duty to direct the day to day affairs of Registrant, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Registrant's assets, preparation of all reports, maintaining records and maintaining bank accounts of Registrant. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause Registrant to sell or acquire an asset or file for bankruptcy protection.

In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partners resigned and nominees of the Agent were elected as the officers and directors of the General Partners. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partners do not believe this transaction will have a material effect on the operations of Registrant.

Mortgage Investments of Registrant

As of March 1, 2000, Registrant had investments in three first mortgage loans in the original aggregate amount of $12,700,000. The following table sets forth, as of December 31, 1999, the outstanding mortgage loan investments made by
Registrant:

                                                       Mortgage loans as of December 31, 1999
                               -------------------------------------------------------------------------------
                                              Original                                                Current
                                              Mortgage          Carrying        Date     Maturity     Interest
                                 Sq. Ft.       Amount            Value         Funded      Date         Rate
                               ----------  ---------------       -----        ---------  --------     --------

   Shopping Center
   ---------------
   Lucky Supermarket
   Buena Park, California         47,000   $     2,200,000   $     2,228,670     5/88        5/05       10.0% (1)

   Hotel
   -----
   Crowne Plaza Hotel
   Cincinnati, Ohio              200,000         6,500,000         6,397,682     10/97      10/00       11.0%

   Office Building
   ---------------
   Lionmark Corporate Ctr.
   Columbus, Ohio                 79,415         4,000,000         3,840,261     6/93        6/03       8.5%
                                           ---------------   ---------------

                                           $    12,700,000   $    12,466,613
                                           ===============   ===============


      (1) In addition to fixed interest, Registrant is entitled to contingent interest in an amount equal to a percentage of the rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and/or a percentage of the excess of the value of the property above a base amount, payable at maturity.

For additional information regarding Registrant's mortgage investments see Item 8 "Financial Statements and Supplementary Data" Note 4.

Recent Mortgage Transactions



    Bank of California, Seattle Loan - Gum Loong Limited Partnership ("Gum Loong"), the obligor under the Registrant's Bank of California Loan in the original principal amount of $8,500,000 ("Wrap Loan") filed for bankruptcy in 1994. The loan was secured by, among other things, the interest of Gum Loong in land (the "Land") located in downtown Seattle, Washington. The building situated on the Land was commonly known as the Bank of California Building (the "Building").

    In June 1998, the Bankruptcy Court approved settlement of the Wrap Loan in its entirety. At that time, the net carrying value of the Wrap Loan on Registrant's books was $8,500,000. Registrant received the full contractual amount of $16,955,560, of which $8,500,000 was applied towards principal and $8,455,560 applied to interest income.

      DVL Negotiable Promissory Note - On February 28, 1997, Registrant funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL") in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly. In addition, Registrant was entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which was to be applied as a reduction of principal. The Note was to mature on February 27, 2000 and was repayable during the first two years without penalty. The Note was secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL, which in the aggregate amounted to $4,325,000 as of February 28, 1997.

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

      In December 1998, the balance of the DVL Note was repaid in its entirety.

      Xerox Loan - The Xerox loan was originally a $1,100,000 first mortgage loan, which was secured by an office building located in Arlington, Texas. This loan was accounted for under the investment method.

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

      Avon Market Center Loan - On March 19, 1993, Registrant funded a first mortgage loan in the principal amount of $3,750,000 at an annual interest rate of 8.35%, payable in monthly installments of principal and interest (based on a 35-year amortization schedule). The loan, which was scheduled to mature in March 2003, was prepaid on June 3, 1998. Registrant received $3,694,492 of which $3,638,804 was applied towards principal and $55,688 to interest.

Competition

To the extent Registrant reinvests any funds received from loan repayments or property sales or forecloses on any of the assets securing its loans, Registrant will be in competition with other companies, which are engaged in the business of making loans and selling properties. Registrant's competition would include a large number of lenders, many of whom have resources substantially larger than those of Registrant. The principal competitive factor in Registrant's business is the effective rate charged for loans and the loan-to-value ratio.

In addition, properties, which secure Registrant's mortgage loans, may face competition from similar properties in the vicinity. To the extent such competition reduces the gross revenue from the operation of such properties and/or decreases any appreciation in the value of such properties, such competition will reduce any contingent interest otherwise payable to Registrant.

Because Presidio (including its affiliates) is the parent of other entities in addition to the General Partners, such General Partners are or may become affiliated with other entities which are engaged in businesses that are, or may in the future be, in direct competition with Registrant.

Employees

Registrant does not have any employees. The General Partners and/or their affiliates currently perform certain services for Registrant in connection with the servicing of the Mortgage Loans pursuant to a mortgage servicing agreement. AP-PCC III, L.P. currently performs asset management, property management, accounting, secretarial, transfer and administrative services for Registrant and Registrant pays its pro rata portion of such services. AP-PCC III, L.P. also performs similar services for other affiliates of the General Partners. See Item 10, "Directors and Executive Officers of Registrant," Item 11, "Executive Compensation" and Item 13, "Certain Relationships and Related Transactions."

Item 2. Properties

As a result of the foreclosure on two of its mortgage loans, Registrant acquired fee simple title to two properties as described below.

      Garfinkel Property - On December 21, 1992, through a foreclosure auction, Registrant acquired fee simple title to the Garfinkel property by bidding $3,200,000, the amount of the mortgage indebtedness then owed to it. The Garfinkel property is located in Landover, Maryland and is part of a regional shopping center known as Landover Mall. The parcel of land comprises approximately 4.93 acres. The building is a two-story retail facility consisting of 93,384 rentable square feet of space. As of March 1, 2000, Registrant has been unable to sell or lease the property and the building remains vacant.

The building contains asbestos-containing material and, on January 27, 1992, Registrant received $450,000 from the former property owner in exchange for a release of a personal guarantee which obligated the owner to reimburse Registrant for asbestos removal to a maximum of $500,000. Since June 1992, $8,396 was paid for remedial cleaning in connection with the asbestos removal and at December 31, 1999, the unexpended asbestos reserve aggregated $441,604. Registrant does not presently plan to commence removal of the asbestos until a purchaser or tenant for the property is identified.

Based upon the properties continued vacancy and the lack of interest received by the Registrant in its efforts to lease or sell the property as well as the potential costs to upgrade the property, during the fourth quarter of 1999, the Partnership recorded a provision for impairment of $2,379,330, which represented the full carrying value of the property net the unexpended asbestos reserve of $441,604.

      Groton Property - On December 9, 1993, through a foreclosure auction, Registrant acquired fee simple title to the Groton Shopping Center property. The shopping center is located in Groton, Connecticut. The parcel of land comprises approximately 17 acres. The property is a neighborhood strip shopping center containing a gross leasable area of approximately 119,000 square feet. In addition, the strip center has a parking area for approximately 450 automobiles. As of March 1, 2000, the Groton Shopping Center was approximately 82% occupied and average rental rates were $7.80 per square foot.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Securities and Related Security Holder Matters

There is no established public trading market for the Units of Registrant. From time to time however, tender offers have been or are presently being made.

There are certain restrictions set forth in the Partnership Agreement, which may limit the ability of a limited partner to transfer Units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or any other reason.

As of March 1, 2000, there were approximately 4,477 limited partners of Registrant, owning an aggregate of 5,690,843 Units.

Distributions per Unit during 1999 and 1998 were as follows:

                    Distribution with
                Respect to Quarter Ended              Amount of Distribution Per Unit
          -------------------------------------- -------------------------------------------
                                                         1999                  1998
          -------------------------------------- --------------------- ---------------------
          March 31                                     $   -                 $    .11
          June 30                                      $   -                 $   6.11
          September 30                                 $   -                 $   -
          December 31                                  $   -                 $   -

There are no material legal restrictions upon Registrant's present or future ability to make distributions from operations in accordance with the provisions of Registrant's Amended and Restated Certificate of Limited Partnership and Partnership Agreement ("Partnership Agreement"). The Partnership Agreement provides that through April 1, 1998, disposition Proceeds received were required to be reinvested or held as reserves, but not distributed. For a further discussion of factors which may affect distributions see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Over the past few years, many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Registrant. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units, the Registrant is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Registrant with a copy of their offer. As a result, the General Partners often do not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partners do not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partners of your partnership in the Partnership Agreement to reject any transfers of units, the General Partners will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Registrant is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

Item 6.     Selected Financial Data

                                                                     Year ended December 31,
                                  ---------------------------------------------------------------------------------------
                                                        (dollars in thousands except per unit amounts)

                                       1999              1998               1997              1996               1995
                                  -------------     -------------      -------------     -------------      -------------

   Revenues                       $     2,553       $    12,103 (4)    $     5,335       $     4,748        $     4,130

   Net (Loss) Income              $    (1,149) (5)  $    10,339 (4)    $     4,033 (2)   $     1,244 (1)    $       254 (3)

   Net (Loss) Income Per Unit     $      (.20) (5)  $      1.80 (4)    $       .70 (2)   $       .22 (1)    $       .04 (3)

   Distributions Per Unit         $       -         $      6.22        $       .44       $       .44        $       .24

   Total Assets                   $    22,158       $    23,786        $    50,793       $    48,916        $    49,731


   Partner's equity               $    21,887       $    23,036        $    48,451       $    46,947        $    48,232


   (1)      Net of provision for loan losses of $1,547,830 or $.27 per Unit.
   (2)      Net of recovery for loan losses of $721,946 or $.13 per Unit.
   (3)      Net of write-down for impairment of $1,860,000 or $.32 per Unit.
   (4) Includes interest income of $8,455,560, or $1.47 per Unit, upon the repayment of the Bank of California, Seattle Loan.
   (5)      Net of write-down for impairment of $2,379,330 or $.42 per unit.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Liquidity and Capital Resources

The General Partners hold a 1% equity interest in Registrant. However, at the inception of Registrant, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. Registrant's management determined that this accounting did not appropriately reflect the Limited Partners' and the General Partners' relative participations in Registrant's net assets, since it did not reflect the General Partners' 1% equity interest in Registrant. Thus, Registrant had restated its financial statements to reallocated $541,390 (1% of the gross proceeds raised at Registrant's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of Registrant. The reallocation had no impact on Registrant's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

Registrant's public offering commenced on May 15, 1986 and terminated on February 12, 1988 generating gross proceeds of $56,907,425, including $699,565 through Registrant's Reinvestment Plan. Registrant initially made ten permanent investments, consisting of nine first mortgage loans and one wraparound mortgage loan, in which Registrant had funded a total of $49,300,000 or 100% of its net proceeds available for investment. At December 31, 1999, Registrant retained an interest in three mortgage loans and held title to two parcels of real property and the improvements located thereon. See "Item 8. Financial Statements and Supplementary Data-Notes 4 and 5."

The Registrant had $4,801,986 of cash and cash equivalents at December 31, 1999 as compared to $3,427,496 at December 31, 1998. The $1,374,490 increase in cash and cash equivalents at December 31, 1999, as compared to December 31, 1998, was due to $1,341,311 of cash provided by operating activities and $33,179 of cash provided by investing activities. Cash and cash equivalents are invested in short term money market instruments and are expected to be sufficient to pay all anticipated needs.

Registrant's only sources of liquidity are through payments of its mortgage loan, if any, and from cash flow generated from operations, if any, from its two wholly owned properties. Registrant is required to pay the operating expenses associated with its two properties.

On June 16, 1998, the Partnership declared and paid a special cash distribution of $34,489,955 ($6.00 per limited partnership unit), substantially all of which represents proceeds from mortgage principal payments and property sales received in 1998 and prior years. At December 31, 1999, working capital reserves were approximately $4,635,000.

Currently, the foreclosed property, which formerly secured the Garfinkel Loan, is vacant. Funds which may be necessary to lease up the property to remedy deferred maintenance conditions or for capital improvements would need to be supplied from Registrant's working capital reserves. Registrant currently holds working capital reserves in short-term investments, at rates that are lower than the returns previously earned on the loans that have been repaid. If excess working capital is ultimately invested in new loans, these investments are likely to be at lower rates than previous investments due to current market conditions.

On June 30, 1997 the Medford loan was prepaid in its entirety. Registrant received $8,129,181, of which $8,000,000 was applied toward the outstanding principal balance of the loan and the remainder was applied to interest.

On February 28, 1997, Registrant funded a Note to DVL in the principal amount of $2,000,000, at an annual interest rate of 12%, with interest payable monthly. In addition, Registrant was entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which was to be applied as a reduction of principal. The Note was to mature on February 27, 2000 and was able to be prepaid during the first two years without penalty. The Note was secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL.

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

In December 1998, the balance of the DVL Note was repaid in its entirety.

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

On March 10, 1998, the Xerox property was sold for approximately $1,457,000, net of closing costs.

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

On June 3, 1998, Registrant received approximately $3,700,000 in prepayment of the Avon Market Center Loan.

As of December 31, 1999, Registrant has funded an aggregate of $12,700,000 to the mortgagors in three first mortgage loans, which are currently outstanding.

If necessary, Registrant has the right to establish reserves either from disposition proceeds or from cash flow.

Real Estate Market

The real estate market has begun to recover from the effects of the recent recession, which included a substantial decline in the market value of existing properties. However, high vacancy rates continue to exist in many areas. As a result, Registrant's potential for realizing the full value of its investment in mortgages is at increased risk.

Allowance for Loan Losses and Write-Down for Impairment

A provision for loan losses is established based upon a periodic review of each mortgage loan and property in Registrant's portfolio. Real estate property is carried at the lower of cost or net realizable value. In performing its review, management considers the estimated net realizable value of the property or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospect for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of December 31, 1999.

Provisions and write-downs are inherently subjective and are based on management's best estimate of current conditions and assumptions about expected future conditions. Registrant may provide for additional provisions and write-downs in subsequent years which could be material.

Results of Operations

1999 as Compared to 1998

The Registrant generated a net loss of $1,149,261 for the year ended December 31, 1999, as compared to net income of $10,339,470 for the year ended December 31, 1998. Net income decreased as a result of a decrease in revenues of $9,549,456 and an increase in cost and expenses of $1,939,275. Revenues decreased due primarily to a decrease in mortgage loan interest income which decreased by $9,286,498 for the year ended December 31, 1999 compared to the same period in the prior year primarily as a result of loans paid off in June 1998. Further, short term interest income decreased as a result of a decrease in cash available for investment, operating income, real estate and other income remained stable.

Costs and expenses increased for the year ended December 31, 1999 compared to the year ended December 31, 1998 due primarily to a $2,379,330 net provision for the impairment of the Garfinkel's property recognized in 1999. Mortgage servicing and property management fees decreased as a result of lower net asset value as well as lower principal loan balances outstanding on which fees are calculated. General and administrative expenses decreased as a result of legal expenses.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data


                        RESOURCES PENSION SHARES 5, L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                      INDEX

                                                                       Page
                                                                      Number
                                                                      ------

Independent Auditor's Report                                           F-1

Financial statements - Years ended
  December 31, 1999, 1998 and 1997

      Balance sheets                                                   F-2

      Statements of operations                                         F-3

      Statement of partners' equity                                    F-4

      Statements of cash flows                                      F-5 & F-6

      Notes to financial statements                             F-7 through F-22

Schedule:

   II  - Valuation and Qualifying Accounts                            F-23

   III - Real Estate and Accumulated Depreciation                     F-24

All other schedules have been omitted because they are inapplicable or the information is included in the financial statements or notes thereto.

To the Partners
Resources Pension Shares 5, L.P.
Cambridge, Massachusetts

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Resources Pension Shares 5, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Pension Shares 5, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

March 15, 2000
New York, New York

                       RESOURCES PENSION SHARES 5, L.P.

                                BALANCE SHEETS

                                                                                         December 31,
                                                                            --------------------------------------

                                                                                   1999                1998
                                                                            ------------------  ------------------

ASSETS

     Investments in mortgage loans                                          $       12,466,613  $       12,531,894
     Cash and cash equivalents                                                       4,801,986           3,427,496
     Real estate - net                                                               4,615,314           7,581,505
     Other assets                                                                      169,268             139,754
     Interest receivable - mortgage loans                                              105,040             105,751
                                                                            ------------------  ------------------

                                                                            $       22,158,221  $       23,786,400
                                                                            ==================  ==================

LIABILITIES AND PARTNERS' EQUITY

Liabilities

     Accounts payable and accrued expenses                                  $          157,737  $          200,278
     Other liabilities                                                                   -                 441,604
     Due to affiliates                                                                 113,800             108,573
                                                                            ------------------  ------------------

         Total liabilities                                                             271,537             750,455
                                                                            ------------------  ------------------

Commitments and contingencies (Notes 3, 4, 5 and 7)

Partners' equity

     Limited partners' equity (5,690,843 units issued
         and outstanding)                                                           21,667,828          22,805,596
     General partners' equity                                                          218,856             230,349
                                                                            ------------------  ------------------

         Total partners' equity                                                     21,886,684          23,035,945
                                                                            ------------------  ------------------

                                                                            $       22,158,221  $       23,786,400
                                                                            ==================  ==================

                       RESOURCES PENSION SHARES 5, L.P.

                            STATEMENTS OF OPERATIONS



                                                                               Year ended December 31,
                                                              ---------------------------------------------------

                                                                    1999              1998              1997
                                                              ---------------   ---------------   ---------------


 Revenues

      Mortgage loans interest income                          $     1,297,087   $    10,583,585   $     3,267,488
      Short-term investment interest                                  202,729           474,013           757,945
      Operating revenue - real estate                                 978,171           982,971         1,191,478
      Other income                                                     75,260            62,134           118,139
                                                              ---------------   ---------------   ---------------

                                                                    2,553,247        12,102,703         5,335,050
                                                              ---------------   ---------------   ---------------


 Costs and expenses

      Management fees                                                 412,757           604,275           847,690
      Operating expenses - real estate                                416,694           473,562           654,978
      General and administrative                                      183,562           321,383           160,296
      Depreciation and amortization                                   229,412           227,793           234,259
      Mortgage servicing fees                                          31,170            47,144            65,122
      Property management fees                                         49,583            60,920            61,203
      Provision for impairment, net                                 2,379,330             -                 -
      Loss on disposition of real estate                                -                28,156             -
      Recovery of loan losses                                           -                 -              (721,946)
                                                              ---------------   ---------------   ---------------

                                                                    3,702,508         1,763,233         1,301,602
                                                              ---------------   ---------------   ---------------

 Net (loss) income                                             $   (1,149,261)  $    10,339,470   $     4,033,448
                                                              ================  ===============   ===============



      Net (loss) income attributable to

      Limited partners                                         $   (1,137,768)  $    10,236,075   $     3,993,114
      General partners                                                (11,493)          103,395            40,334
                                                              ----------------  ---------------   ---------------

                                                               $   (1,149,261)  $    10,339,470   $     4,033,448
                                                              ================  ===============   ===============


Net (loss) income per unit of limited partnership
     interest (5,690,843 units outstanding)                   $         (0.20)  $          1.80   $          0.70
                                                              ================  ===============   ===============

                        RESOURCES PENSION SHARES 5, L.P.

                          STATEMENT OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                                                                   General           Limited            Total
                                                                  Partners'         Partners'         Partners'
                                                                   Equity            Equity            Equity
                                                              ---------------   ---------------   ---------------

Balance, January 1, 1997                                      $       469,459   $    46,477,419   $    46,946,878

Net income - 1997                                                      40,334         3,993,114         4,033,448

Distributions to partners

     ($.44 per limited partnership unit)                              (25,293)       (2,503,971)       (2,529,264)
                                                              ---------------   ---------------   ---------------

Balance, December 31, 1997                                            484,500        47,966,562        48,451,062

Net income - 1998                                                     103,395        10,236,075        10,339,470

Distributions to partners

     ($6.22 per limited partnership unit)                            (357,546)      (35,397,041)      (35,754,587)
                                                              ---------------   ---------------   ---------------

Balance, December 31, 1998                                            230,349        22,805,596        23,035,945

Net loss - 1999                                                       (11,493)       (1,137,768)       (1,149,261)
                                                              ---------------   ---------------   ---------------

Balance, December 31, 1999                                    $       218,856   $    21,667,828   $    21,886,684
                                                              ===============   ===============   ===============

                        RESOURCES PENSION SHARES 5, L.P.

                            STATEMENTS OF CASH FLOWS


                                                                                Year ended December 31,
                                                                ---------------------------------------------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                       1999              1998              1997
                                                                ---------------   ---------------   ---------------


Cash flows from operating activities

      Net (loss) income                                         $    (1,149,261)  $    10,339,470   $     4,033,448

      Adjustments to reconcile net (loss) income to net
         Cash provided by operating activities
             Recovery of loan losses                                      -                 -              (721,946)
             Depreciation and amortization                              229,412           227,793           234,259
             Provision for impairment, net                            2,379,330             -                 -
             Interest earned on Xerox loan                                -                 -              (400,000)
             Amortization of loan origination and
                acquisition fees                                        (32,624)           (9,224)          119,919
             Loss on disposition of real estate                           -                28,156             -
             Stepped lease rentals                                       12,202            31,460           (63,245)

      Changes in operating assets and liabilities
         Other assets                                                   (61,145)           70,854             6,437
         Interest receivable - mortgage loans                               711            20,761           147,882
         Accounts payable and accrued expenses                          (42,541)         (579,634)          111,118
         Other liabilities                                                -              (166,834)          165,388
         Due to affiliates                                                5,227          (212,952)           96,809
                                                                ---------------   ---------------   ---------------

                 Net cash provided by operating activities            1,341,311         9,749,850         3,730,069
                                                                ---------------   ---------------   ---------------


Cash flows from investing activities

      Investments in mortgage loans                                       -                 -            (8,500,000)
      Proceeds from disposition of real estate                            -             1,456,844
      Mortgage loan repayments received                                  97,905        12,926,153        12,695,141
      Loan origination fees received                                      -                                 113,750
      Additions to real estate                                          (64,726)          (44,064)         (159,972)
                                                                ---------------   ---------------   ---------------

                 Net cash provided by investing activities               33,179        14,338,933         4,148,919
                                                                ---------------   ---------------   ---------------

Cash flows from financing activities

      Distributions to partners                                           -           (36,386,903)       (2,529,264)
                                                                ---------------   ---------------   ---------------

Net increase (decrease) in cash and
      cash equivalents                                                1,374,490       (12,298,120)        5,349,724

Cash and cash equivalents, beginning of year                          3,427,496        15,725,616         0,375,892
                                                                ---------------   ---------------   ---------------

Cash and cash equivalents, end of year                          $     4,801,986   $     3,427,496   $    15,725,616
                                                                ===============   ===============   ===============

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Loan origination and acquisition fees

      Fees received and costs associated with the funding of mortgage loans are included in investments in mortgage loans and amortized over the term of the mortgage. Amortization is included in interest income.

      Allowance for loan losses

      A provision for loan losses is established based upon a periodic review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each year-end. Accordingly, the Partnership may provide additional losses in subsequent years and such provisions could be material.

      Write-down for impairment

      The Partnership provides write-downs for impairment based upon a periodic review of the real estate in its portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each year-end. Accordingly, the Partnership may record additional write-downs in subsequent years and such write-downs could be material.

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

      Financial statements

      The financial statements include only those assets, liabilities and results of operations that relate to the business of the Partnership.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Cash and cash equivalents

      For the purpose of the statements of cash flows, the Partnership considers all short-term investments, which have original maturities of three months or less, to be cash equivalents.

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

      Net income (loss) and distributions per unit of limited partnership interest

      Net income (loss) and distributions per unit of limited partnership interest are computed based upon the average number of outstanding units (5,690,843) for the year.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


3     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

      The Investment General Partner of the Partnership, Resources Pension Advisory Corp., and the Administrative General Partner, Resources Capital Corp., were, until November 3, 1994, wholly owned subsidiaries of Integrated Resources, Inc. ("Integrated"). On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Investment General Partner and the Administrative General Partner was purchased by Presidio Capital Corp. ("Presidio"). As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp. ("Presidio AGP"), a wholly owned subsidiary of Presidio, which replaced Richard Ader, a former executive officer of Integrated. The General Partners and certain affiliates of the General Partners, are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership. The Investment General Partner, Administrative General Partner and Associate General Partner are collectively referred to as the "General Partners."

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

      Presidio was party to an Administrative Services Agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford was responsible for the day-to-day management of Presidio and among other things, had authority to designate directors of the General Partners.

      On November 2, 1997, the Administrative Services Agreement with Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates, including the General Partners and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During the years ended December 31, 1999 and 1998 amounts paid to NorthStar Presidio for administrative services rendered aggregated $39,068 and $21,869, respectively.

      Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the General Partners tendered their resignations. On the same date, the Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of the General Partners.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


3     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

      On October 21, 1999, Presidio entered into a new Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

      As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy.

      In order to facilitate the Agent's provision of asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partners resigned and nominees of the Agent were elected as the officers and directors of the General Partners. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partners do not believe this transaction will have a material effect on the operations of the Partnership.

      For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the years ended December 31, 1999, 1998 and 1997, the Administrative General Partner earned $412,157, $604,275 and $847,690, respectively, for its management services. Amounts due to the Administrative General Partner at December 31, 1999 and 1998, for management services amounted to $106,000 and $99,243, respectively, and is included in due to affiliates.

      For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage-servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the years ended December 31, 1999, 1998 and 1997, the Investment General Partner earned $31,170, $47,144 and $65,122, respectively, for mortgage servicing fees. Amounts due to the Investment General Partner at December 31, 1999 and 1998, for mortgage servicing fees amounted to $7,800 and $9,330, respectively, and are included in due to affiliates.

      The Partnership entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation for its supervisory management services, the greater of 6% of annual gross revenues from the Groton property when leasing services are performed or 3% of gross revenue when no leasing services are performed. RSMC has entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC. There was no supervisory management fee earned by RSMC for the years ended December 31, 1999, 1998 and 1997. Management fees earned by the unaffiliated local management company amounted to $49,583, $60,920 and $61,203 for the years ended December 31, 1999, 1998 and 1997, respectively.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

      As of December 31, 1999 and 1998, affiliates of Presidio have acquired 1,413,256.475 units of limited partnership interest of the Partnership. These units represent approximately 24.8% of the issued and outstanding limited partnership units, and entitled the purchaser to approximately $0 and $8,690,973 in distributions for the year ended December 31, 1999 and 1998.

4     INVESTMENTS IN MORTGAGE LOANS

      As of December 31, 1999, the Partnership had three outstanding first mortgage loans representing an aggregate mortgage amount advanced of $12,700,000. During 1999 the Partnership was repaid the remaining balance on one of its loans (the DVL note). During 1998, the Partnership was repaid its entire outstanding balance on two of its mortgage loans (Bank of California Loan and Avon Market Center Loan). During 1997, the Partnership was repaid its entire outstanding balance on one of its mortgage investments (Medford Village Loan); received a property in lieu of foreclosure which was subsequently sold for net proceeds of $3,213,908 (Santa Ana Square Loan); acquired a property in lieu of foreclosure which the Partnership sold during 1998 (Xerox Loan); and funded two additional mortgage loans (DVL Loan and Oliveye Loan).

      A discussion of these events, as well as a description of the Partnership's other mortgage investments is described below.

      Bank of California Loan

      The Bank of California Loan, in the original principal amount of $8,500,000 ("Wrap Loan"), was secured by, among other things, the interest of Gum Loong Limited Partnership ("Gum Loong") in the land located in downtown Seattle, Washington underlying a building commonly known as The Bank of California Building (the "Building"). The land was subject to a long-term ground lease (the "Ground Lease"). Concurrently with the closing of the Wrap Loan, Gum Loong acquired the lessor's interest under the Ground Lease and Continental Seattle Partners, L.P. ("CSP"), a partnership related to Gum Loong, acquired the lessee's interest under the Ground Lease. CSP also acquired the lessor's interest under a master (net) sublease with The Bank of California for a substantial portion of the Building. Anchor National Life Insurance Company ("Anchor") held a first mortgage on the land ("Land Loan") in the principal amount of $8,000,000. Under the provisions of the Wrap Loan, Gum Loong was required to make the payments required under both the Land Loan and the Wrap Loan to the Partnership on a monthly basis. The Partnership, in turn, then paid Anchor the amounts due under the Land Loan on a monthly basis.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


4     INVESTMENTS IN MORTGAGE LOANS (continued)

      Bank of California Loan (continued)

      The Wrap Loan was secured by a Wraparound Deed of Trust, Security Agreement, Financing Statement and Assignment of Lessor's Interest in Ground Lease dated May 5, 1988 in the amount of $16,500,000, between the Partnership and Gum Loong. The Building was encumbered by a loan ("Building Loan"), which matured on March 26, 1992, between The Bank of Tokyo Trust Company (Seattle Branch) ("BOT") and CSP, in the principal amount of $48,000,000, secured by a first mortgage on the Building and a third mortgage on the land. Gum Loong also guaranteed this loan. The Partnership's collateral for the Wrap Loan was the land, the lessor's interest in the Ground Lease and subject to the Ground Lease, BOT's lien, the Building, the rents and profit and proceeds therefrom.

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

      After extended confirmation hearings on BOT's proposed plans, the Bankruptcy Court approved the revised Fifth Amended Plan in September 1995. As part of the approved plan, in September 1995, approximately $335,000 was paid to the Partnership. This amount consisted of approximately $266,000 of interest payments due the Partnership, which resulted from two missed interest payments in 1993, and late charges and interest related to these payments of approximately $69,000.

      The approved plan called for, among other things, a Bankruptcy Court appointed liquidating agent to manage the Building securing the Wrap Loan and to pay the installments due the Partnership. The liquidating agent was also required to sell the Building by June 1998 in a sale that must have been approved by the Bankruptcy Court and to which the Partnership may object, or at a court approved auction in which the Partnership could bid. In connection with the plan of reorganization, in September 1996, the Partnership was reimbursed $216,000 for legal expenses relating to the bankruptcy.

      In June 1998, the Bankruptcy Court approved settlement of the Wrap Loan in its entirety. At that time, the net carrying value of the Wrap Loan on the Partnership's books was $8,500,000. The Partnership received the full contractual amount of $16,955,560, of which $8,500,000 was applied towards principal and $8,455,560 applied to interest income.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


4     INVESTMENTS IN MORTGAGE LOANS (continued)

      Avon Market Center Loan

      On March 19, 1993, the Partnership funded a first mortgage loan in the principal amount of $3,750,000 at an annual interest rate of 8.35%, payable in monthly installments of principal and interest (based on a 35-year amortization schedule). The loan was for a period of ten years, may not have been prepaid during its first two years and may have been prepaid thereafter without penalty. The loan did not provide for any accrued or contingent interest. The Partnership received a non-refundable origination fee in the amount of $35,500 along with a non-refundable application fee of $2,000. The loan was secured by a shopping center located in Eagle County, Colorado that consists of approximately 70,211 square feet of net rentable area and parking for approximately 352 automobiles. The shopping center's major tenant is a Wal-Mart Discount Store, which occupies 53,318 square feet of retail space. There is also a separate retail center, which consists of 16,893 square feet of retail space. The shopping center is located in the commercial area of the town of Avon, which is located close to Beaver Creek, a well-known ski resort. This development serves as a convenience-center for the neighboring communities as well as the near-by resorts, including Vail.

      On June 3, 1998, the loan was prepaid in its entirety. The Partnership received $3,694,492 of which $3,638,804 was applied towards principal and $55,688 to interest.

      Lionmark Corporate Center Loan

      On June 15, 1993, the Partnership funded a first mortgage loan in the principal amount of $4,000,000 at an annual interest rate of 8.5%, payable in monthly installments of principal and interest (based on a 35-year amortization schedule). The loan is for a ten-year period and may not be prepaid during the first two years and may be prepaid thereafter without penalty. The loan is with recourse to principals of the borrower if at any time the borrower files a petition under the United States Bankruptcy Code. The loan is secured by a one-story, campus type office or flexible use building, which is part of a larger office park. The building is located in Columbus, Ohio and consists of approximately 79,000 square feet of net rentable area and parking for approximately 357 automobiles. The office building's major tenants include Star Bank Services, GDE Systems, Inc. and TransAmerica. In connection with issuing the commitment, the Partnership received application and commitment fees aggregating $40,000.

      DVL Loan

      On February 28, 1997, the Partnership funded a Negotiable Promissory Note (the "Note") to DVL, Inc. ("DVL"), in the principal amount of $2,000,000 at an annual interest rate of 12% with interest payable monthly. In addition, the Partnership was entitled to receive payments equal to DVL's excess cash flow (as defined) from the mortgages underlying DVL's collateral assignment, which was to be applied as a reduction of principal. The Note was to mature on February 27, 2000 and was able to be prepaid during the first two years. The Note was secured by (among other things) a collateral assignment of DVL's interest in certain promissory notes payable to DVL.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


4     INVESTMENTS IN MORTGAGE LOANS (continued)

      DVL Loan (continued)

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

      In January 1999, the balance of the DVL Note was repaid in its entirety.

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

      Santa Ana Square Loan

      On March 15, 1988, the Partnership funded a first mortgage loan in the principal amount of $2,600,000 at an annual interest rate of 10.91%. Payments were due based upon a payment schedule, which required monthly payments ranging from $6,250 and increasing to $23,750. Interest, which was in excess of amounts received, was deferred and added to the principal balance for purposes of computing interest. This loan matured during March 1997.

      As a result of an economic decline in the surrounding area, the tenancy at the Santa Ana Shopping Center had been slowly shifting from regional, credit tenants to local, non-credit tenants. Consequently, although the cash flow from the operation of the center had not declined, its value had been eroded due to the shift in tenancy. During 1996, management performed cash flow projections and analyzed data regarding sales of comparable centers in order to estimate the fair value of the center for the purpose of valuing the loan. Based upon analysis of the projected cash flow from the center using a 13% capitalization rate and market comparables indicating a value of approximately $78 per square foot, the fair value of the center was estimated to be approximately

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


4     INVESTMENTS IN MORTGAGE LOANS (continued)

      Santa Ana Square Loan (continued)

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

      Xerox Loan

      The Xerox loan was originally a $1,100,000 first mortgage loan, which was secured by an office building located in Arlington, Texas. In March 1997, the Xerox loan matured in accordance with its terms. On September 30, 1997, the Partnership received a deed-in-lieu of foreclosure on the property underlying this loan. At that date, the Xerox loan had a carrying value of $1,100,000 (this loan was accounted for under the investment method) and the underlying property had an estimated net realizable value of $1,500,000. Accordingly, the Partnership reduced its investments in mortgage loans by the carrying value of the Xerox loan and recorded an addition to real estate for the fair market value of the underlying property, which resulted in recognition of interest income for amounts previously deferred in the amount of $400,000.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


4     INVESTMENTS IN MORTGAGE LOANS (continued)

      Information with respect to the Partnership's investments in mortgage loans is summarized below:

                                                                                                                      Interest
                                         Interest Rate                                           Mortgage            Recognized
                             ---------------------------------------        Maturity              Amount               Dec. 31,
Description                       Current %            Accrued %              Date               Advanced               1999
---------------              ------------------   ------------------   ------------------   ------------------   ------------------

Shopping Centers
----------------

Lucky Supermarket
Buena Park, CA (4)                   8.41-10.00             1.82 - 0             May 2005            2,200,000              221,539

DVL, Inc. (3)                             12.00                    -        February 2000            2,000,000                -

Hotel
-----

Crowne Plaza Hotel (3)

Cincinnati, Ohio                          11.00                    -         October 2000            6,500,000              747,914

Office Buildings
----------------

Lionmark Corp. Ctr.

Columbus, OH (3)                            8.5                    -            June 2003            4,000,000              327,634
                                                                                            ------------------   ------------------

                                                                                            $       14,700,000   $        1,297,087
                                                                                            ==================   ==================


                                 Contractual           Carrying            Carrying
                                   Balance               Value               Value
                                   Dec. 31,             Dec. 31,            Dec. 31,
Description                        1999 (2)             1999 (1)            1998 (1)
---------------              ------------------   ------------------   ------------------

Shopping Centers
----------------

Lucky Supermarket
Buena Park, CA (4)                    2,549,161            2,228,670            2,233,963

DVL, Inc. (3)                             -                    -                   13,267

Hotel
-----

Crowne Plaza Hotel (3)

Cincinnati, Ohio                      6,397,682            6,397,682            6,413,761

Office Buildings
----------------

Lionmark Corp. Ctr.

Columbus, OH (3)                      3,840,261            3,840,261            3,870,903
                             ------------------   ------------------   ------------------

                             $       12,787,104   $       12,466,613   $       12,531,894
                             ==================   ==================   ==================



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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


4     INVESTMENTS IN MORTGAGE LOANS (continued)

      A summary of mortgage activity is as follows:

                                                           Investment          Interest
                                                             Method             Method               Total
                                                       -----------------   -----------------   -----------------

         Balance, January 1, 1997                      $      11,919,838   $      18,335,849   $      30,255,687

         Investments in mortgage loans                             -               8,500,000           8,500,000
         Interest recognized                                   2,010,754           1,256,734           3,267,488
         Amortization of loan principal                            -                (449,565)           (449,565)
         Recovery of provision for loan losses                     -                 721,946             721,946
         Loan payoffs/foreclosure                             (1,500,000)         (3,213,908)         (4,713,908)
         Loan origination fees received                            -                (113,750)           (113,750)
         Cash received inclusive of
           current interest accruals                          (1,667,936)        (10,351,139)        (12,019,075)
                                                       -----------------   -----------------   -----------------

         Balance, December 31, 1997                           10,762,656          14,686,167          25,448,823

         Interest recognized                                   9,318,505           1,265,080          10,583,585
         Amortization of loan principal                            -                (319,562)           (319,562)
         Cash received inclusive of
           current interest accruals                         (17,847,198)         (5,333,754)        (23,180,952)
                                                       -----------------   -----------------   -----------------

         Balance, December 31, 1998                            2,233,963          10,297,931          12,531,894

         Interest recognized                                     221,539           1,075,548           1,297,087
         Amortization of loan principal                            -                 (84,638)            (84,638)
         Cash received inclusive of
           current interest accruals                            (226,832)         (1,050,898)         (1,277,730)
                                                       -----------------   -----------------   -----------------

         Balance, December 31, 1999                    $       2,228,670   $      10,237,943   $      12,466,613
                                                       =================   =================   =================

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


5     REAL ESTATE - NET

      A summary of the Partnership's real estate is as follows:

                                                            December 31,
                                                   ---------------------------

                                                       1999           1998
                                                   ------------   ------------

         Land                                      $  2,460,000   $  2,460,000
         Buildings and improvements                   8,090,952      8,026,226
                                                   ------------   ------------
                                                     10,550,952     10,486,226
         Less accumulated depreciation               (1,254,705)    (1,044,721)
         Less impairment reserve                     (4,680,933)    (1,860,000)
                                                   ------------   ------------

                                                   $  4,615,314   $  7,581,505
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

      The Partnership paid real estate taxes for this property during the years ended December 31, 1999, 1998 and 1997 in the amounts of $6,594, $39,135 and $44,024, respectively. Such amounts are included in operating expenses
      - real estate in the statements of income.

      On January 27, 1992, the Partnership received $450,000 from the former property owner in exchange for a release of a personal guarantee in which the former property owner was obligated to reimburse the Partnership for asbestos removal up to a maximum of $500,000. The receipt of these funds was recorded as a liability on the Partnership's balance sheet. Since that time, $8,396 was paid for remedial cleaning in connection with the asbestos removal and the unexpended asbestos reserve aggregated $441,604. The Partnership does not presently plan to commence removal of the asbestos until a purchaser or tenant for the property is identified.

      The Garfinkel's property has been vacant since the foreclosure by the Partnership. Based upon the continued vacancy and the Partnership's inability to lease or sell the property as well as potential costs to upgrade the property into condition to sell, during 1999 the Partnership recorded a provision for impairment in the amount of $2,379,330, which represented the entire carrying value of the property, net of the unexpended asbestos reserve in the amount of $441,604.

      Groton, Connecticut

      The Groton loan, in the original principal amount of $8,000,000, was collateralized by a shopping center in Groton, Connecticut. On September 20, 1991, Groton Associates, the borrower, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the United States Bankruptcy Code.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


5     REAL ESTATE - NET (continued)

      Groton, Connecticut (continued)

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

      At the time of foreclosure, occupancy at the shopping center was approximately 82%. The anticipated lease-up of the vacant space has not occurred as of December 31, 1999 resulting in lower than anticipated net operating income. In addition, management is currently investigating the potential cost to correct certain environmental violations at the shopping center.

6     PARTNERS' EQUITY

      The General Partners hold a 1% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting did not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it did not reflect the General Partners' 1% equity interest in the Partnership. The Partnership reallocated $541,390 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made retroactively as of the inception of the Partnership. The reallocation had no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


7 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

      The Partnership recognizes interest income on all of its investments in mortgage loans for tax purposes using the interest method. For financial statement purposes mortgage loans accounted for under the investment method recognize income as described in Note 2.

      A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                                                            Year ended December 31,
                                                              ------------------------------------------------

                                                                   1999             1998              1997
                                                              -------------     -------------     -------------

              Net income (loss) per financial statements      $  (1,149,261)    $  10,339,470     $   4,033,448

              Difference in recovery of loan losses                   -                 -              (721,946)

              Difference in income recognized on
                  mortgage investments                               14,004        (8,491,987)          (22,741)

              Difference in reserves                                  -                 -              (144,000)

              Provision for impairment, net                       2,379,330             -                 -

              Tax loss on disposition of real estate
                  in excess of financial statement                    -              (464,753)            -

              Tax write-off of loan in excess of
                  financial statement                                 -                 -              (933,092)

              Tax depreciation in excess of
                  financial statement depreciation                  (12,213)          (19,701)          (25,175)
                                                              -------------     -------------     -------------

              Net income per tax basis                        $   1,231,860     $   1,363,029     $   2,186,494
                                                              =============     =============     =============

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


8 RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

      The differences between the Partnership's net assets per financial statements to the tax basis of accounting are as follows:


                                                                                       December 31,
                                                                           -----------------------------------

                                                                                 1999                1998
                                                                           ---------------     ---------------

              Net assets per financial statements                          $    21,886,684     $    23,035,945
              Deferred interest receivable                                         250,949             237,817
              Acquisition and origination fees                                      (4,522)             (5,395)
              Allowance for impairments                                          4,239,330           1,860,000
              Syndication costs                                                  2,669,697           2,669,697
              Cumulative tax depreciation in excess of
                  financial statement depreciation                                (127,412)           (115,199)
                                                                           ---------------     ---------------

              Net assets per tax basis                                     $    28,914,726     $    27,682,865
                                                                           ===============     ===============

                        RESOURCES PENSION SHARES 5, L.P.

                                                                     Schedule II


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                             Additions
                                                                   -----------------------------
                                                Balance at         Charged to         Charged                            Balance at
                                               Beginning of         Costs and         to Other                             End of
                Description                       Period            Expenses          Accounts         Deductions          Period
                ------------                   ------------       ------------      ------------      ------------      ------------

 YEAR ENDED DECEMBER 31, 1999

 Write-down for impairment:

 Landover Mall
       Landover, Maryland                      $      -           $  2,820,933 (C)  $      -          $      -          $  2,820,933

 Groton Shopping Center
       Groton, Connecticut                        1,860,000  (A)         -                 -                 -             1,860,000
                                               ------------       ------------      ------------      ------------      ------------

                                               $  1,860,000       $  2,820,933      $      -          $      -          $  4,680,933
                                               ============       ============      ============      ============      ============

 YEAR ENDED DECEMBER 31, 1998

 Write-down for impairment:

 Groton Shopping Center
       Groton, Connecticut                     $  1,860,000  (A)  $      -          $      -          $      -          $  1,860,000
                                               ============       ============      ============      ============      ============

 YEAR ENDED DECEMBER 31, 1997

 Write-down for impairment:

 Groton Shopping Center
       Groton, Connecticut                     $  1,860,000  (A)  $      -          $      -          $      -          $  1,860,000
                                               ============       ============      ============      ============      ============

 Allowance for loan losses:

 Santa Ana Loan
       Santa Ana, California                   $  1,547,830  (B)  $      -          $      -          $ (1,547,830) (B) $      -
                                               ============       ============      ============      ============      ============




(A) Represents a write-down for impairment on the Groton Shopping Center provided during 1995.
(B) Represents a provision for loan losses on the Santa Ana Loan provided during 1996 which was reversed during 1997 upon receipt by the Partnership and subsequent sale of the property underlying the loan.
(C) Represents a write-down for impairment on the Landover Mall provided during 1999.

                        RESOURCES PENSION SHARES 5, L.P.

             Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1999

                                                                                                         COSTS CAPITALIZED
                                                                       INITIAL COST TO                     SUBSEQUENT TO
                                                                       PARTNERSHIP (1)                      ACQUISITION
                                                               -------------------------------     -------------------------------

                                                                                   BUILDINGS
                                                                                      AND                              CARRYING
                 DESCRIPTION                  ENCUMBRANCES          LAND         IMPROVEMENTS      IMPROVEMENTS          COSTS
                                             -------------     -------------     -------------     -------------     -------------

      LANDOVER MALL
      LANDOVER, MARYLAND                     $       -         $     640,000     $   2,560,000     $       -         $      84,404


      GROTON SHOPPING CENTER
      GROTON, CONNECTICUT                            -             1,820,000         4,680,000           766,548             -
                                             -------------     -------------     -------------     -------------     -------------


      TOTAL                                  $       -         $   2,460,000     $   7,240,000     $     766,548     $      84,404
                                             =============     =============     =============     =============     =============


                                                                       GROSS AMOUNT AT
                                                                          CLOSE OF
                                                                           PERIOD
                                             -------------------------------------------------------------------

                                                                 BUILDINGS        WRITE-DOWN
                                                                    AND              FOR
                 DESCRIPTION                     LAND          IMPROVEMENTS       IMPAIRMENT           TOTAL
                                             -------------     -------------     -------------     -------------

      LANDOVER MALL
      LANDOVER, MARYLAND                     $  640,000.00     $2,644,404.00     $2,820,933.00     $  463,471.00


      GROTON SHOPPING CENTER
      GROTON, CONNECTICUT                        1,820,000         5,446,548        (1,860,000)        5,406,548
                                             -------------     -------------     -------------     -------------


      TOTAL                                  $   2,460,000     $   8,090,952     $   4,680,933     $   5,870,019
                                             =============     =============     =============     =============



                                                                                             Year ended December 31,
                                                                          ---------------------------------------------------------

(A) RECONCILIATION OF REAL ESTATE OWNED                                       1999                    1998                 1997
                                                                          ------------            ------------         ------------

Balance at beginning of year                                              $  8,626,226            $ 10,082,162         $  8,422,190

      Dispositions                                                               -                  (1,500,000)               -
      Write down for impairment                                             (2,820,933)                  -                    -
                                                                          ------------            ------------         ------------

Additions during year:
      Building                                                                   -                       -                1,200,000
      Land                                                                       -                       -                  300,000
      Improvements                                                              64,726                  44,064              159,972
                                                                          ------------            ------------         ------------

Balance at end of year                                                    $  5,870,019            $  8,626,226         $ 10,082,162
                                                                          ============            ============         ============



                                                                                             Year ended December 31,
                                                                          ---------------------------------------------------------

(B) RECONCILIATION OF ACCUMULATED DEPRECIATION                                1999                    1998                 1997
                                                                          ------------            ------------         ------------

Balance at beginning of year                                              $  1,044,721            $    850,088         $    645,032

Additions during year

      Depreciation expense                                                     209,984                 209,633              205,056
      Dispositions                                                               -                     (15,000)               -
                                                                          ------------            ------------         ------------

Balance at end of year                                                    $  1,254,705            $  1,044,721         $    850,088
                                                                          ============            ============         ============


(1) Aggregate cost for income tax purposes is $10,550,952.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of Registrant

Registrant has no officers or directors. The Administrative General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The officers and directors of the Associate General Partner and the Investment General Partner, in their respective capacities as such, do not devote any material amount of their business time and attention to Registrant's affairs. The names and positions held by the officers and directors of the Administrative General Partner at May 1, 2000 are described below. The officers and directors of the Associate General Partner and the Investment General Partner are the same as the officers and directors of the Administrative General Partner.

                            Position Held with the      Has Served as a Director
Name                       Managing General Partner        or Officer Since
----                       ------------------------        ----------------

Michael L. Ashner      President and Director                   10-99

David G. King, Jr.     Vice President                           11-97

Peter Braverman        Vice President                           10-99

Lara K. Sweeney        Vice President and Secretary             10-99

Carolyn Tiffany        Vice President and Treasurer             10-99

      Michael L. Ashner, age 47, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company "NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm that has organized and administered real estate limited partnerships.

      David G. King, Jr., 37, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. He is also a Vice President of the General Partner. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies (USA).

      Peter Braverman, age 48, has been a Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

      Lara K. Sweeney, age 27, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

      Carolyn Tiffany, age 33, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

Each director and officer of the General Partner will hold office until the next annual meeting of stockholders of the General Partner and until his successor is elected and qualified.



                                     III-1

One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

There are no family relationships among the officers and directors of the General Partners.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
                                                                          -

      (a)  Security Ownership of Certain Beneficial Owners.

      Except as set forth below, no person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2000:

                                                Number of
      Name of Beneficial Owner                  Units owned         % of Class
      ------------------------                  -----------         ----------

      Presidio Partnership II Corp.(1)              552,505            7.64%
      Presidio Capital Investment Company LLC        69,732            1.23%
      Presidio RPS Acquisition Corp.(1)             860,751           15.13%

(1) The principal business address of Presidio Partnership II Corp., Presidio Capital Investment Company LLC and Presidio RPD Acquisition Corp., all of which are affiliates of the General Partners, is 527 Madison Avenue, New York, New York 10022.

      (b)  Security Ownership of Management.

      Affiliates of Presidio own a total of 1,4982,988 Units representing approximately 24% of the total outstanding Units. Neither Presidio, the General Partners or their respective officers and directors own any Units.

      (c)  Changes in Control.

      There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.



                                     III-2

Item 13.    Certain Relationships and Related Transactions

During Registrant's fiscal year ended December 31, 1999, the General Partners have earned or received compensation or payments for services from Registrant as follows:

                   Name of Recipient                        Capacity in Which Served                 Compensation

---------------------------------------------- ----------------------------------------------- --------------------------
Resources Capital Corp. (3)                    Administrative General Partner                  $        412,757 (1)

Resources Pension Advisory Corp. (3)           Investment General Partner                      $         31,170 (2)

Presidio AGP Corp. (3)                         Associate General Partner                       $          -


(1)   This amount represents a fee for managing affairs of Registrant.

(2) This amount represents a fee for servicing the mortgage loan portfolio of Registrant.

(3) Pursuant to Registrant's Partnership Agreement, for the year ended December 31, 1999, the General Partners were allocated taxable loss as follows: $36,756 to the Administrative General Partner and $123 to each of the Investment and Associate General Partners.




                                     III-3

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

10(a) Services Agreement incorporated by reference to Exhibit 10B to Registrant's Registration Statement (No. 33-3572).

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

10(e) Negotiable Promissory Note between DVL, Inc. and Registrant, dated
      February 28, 1997.

10(f) Loan agreement between Oliveye Hotel Limited Partnership and Registrant, dated October 31, 1997.

(b)   Reports on Form 8-K filed during the last quarter of the fiscal year:

      Current Report on 8-K filed on November 2, 1999 with respect to an other event (Item 5)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of May 2000.

RESOURCES PENSION SHARES 5, L.P.

By:   RESOURCES CAPITAL CORP.
      Administrative General Partner

By:   /s/ Michael L. Ashner                                       June 2, 2000
      -------------------------
      Michael L. Ashner
      President

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




     Signature                   Title                          Date
     ---------                   -----                          ----


/s/ Michael L. Ashner            Director and President         June 2, 2000
-------------------------
Michael L. Ashner

/s/ Carolyn Tiffany              Vice President and Treasurer   June 2, 2000
-------------------------
Carolyn Tiffany

                                  EXHIBIT INDEX

                                                                           Page
Exhibits                                                                  Number

3 Amended and Restated Certificate of Limited Partnership and Partnership Agreement, incorporated by reference to Exhibit A to Registrant's Prospectus dated May 15, 1986, filed pursuant to Rule 424(b) under the Securities Act of 1933 (File No. 33-3572).

10(a) Services Agreement incorporated by reference to Exhibit 10B to Registrant's Registration Statement (No. 33-3572).

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