Form 10-Q
period 2000-03-31
RESOURCES PENSION SHARES 5 LP
filed 2000-07-05
CIK 789987

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------
                         Commission file number 0-15690
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

           Cambridge Center, 9th Floor, Cambridge, Massachusetts 02142
                    (Address of principal executive offices)

                                 (617) 234-3000

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

                                 Yes                            No         X
                                        ---------                      ---------

--------------------------------------------------------------------------------

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10Q - MARCH 31, 2000

                                      INDEX


PART I -   FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - March 31, 2000 and December 31, 1999 ............................................      1

          STATEMENTS OF OPERATIONS - For the three months ended March 31, 2000
            and 1999 .......................................................................................      2

          STATEMENT OF PARTNERS' EQUITY - For the three months ended
            March 31, 2000 .................................................................................      3

          STATEMENTS OF CASH FLOWS - For the three months ended
            March 31, 2000 and 1999 ........................................................................      4

          NOTES TO FINANCIAL STATEMENTS.....................................................................    5-8

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ......................................................   9-10

      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK ..............................................................................     10


PART II -  OTHER INFORMATION

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.............................................................     10

SIGNATURES      ............................................................................................     11

                           RESOURCES PENSION 5, L.P.

                           FORM 10-Q - MARCH 31, 2000


PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                 BALANCE SHEETS

                                                      March 31,     December 31,
                                                         2000           1999
                                                    -----------      -----------
                                                      (Unaudited)
 ASSETS

         Investments in mortgage loans              $12,447,018      $12,466,613
         Cash and cash equivalents                    5,238,671        4,801,986
         Real estate - net                            4,578,030        4,615,314
         Other assets                                   194,605          169,268
         Interest receivable - mortgage loans           104,850          105,040
                                                    -----------      -----------

                                                    $22,563,174      $22,158,221
                                                    ===========      ===========

    LIABILITIES AND PARTNERS' EQUITY

    Liabilities

         Accounts payable and accrued expenses      $   286,206      $   132,315
         Other liabilities                               40,060           25,422
         Due to affiliates                                6,186          113,800
                                                    -----------      -----------

             Total liabilities                          332,452          271,537
                                                    -----------      -----------

    Commitments and contingencies

    Partners' equity

         Limited partners' equity (5,690,843
             units issued and outstanding)           22,008,426       21,667,828
         General partners' equity                       222,296          218,856
                                                    -----------      -----------

             Total partners' equity                  22,230,722       21,886,684
                                                    -----------      -----------

                                                    $22,563,174      $22,158,221
                                                    ===========      ===========


                                                                               1

See notes to financial statements

                                         RESOURCES PENSION SHARES 5, L.P.

                                            FORM 10-Q - MARCH 31, 2000

                                             STATEMENTS OF OPERATIONS

                                                     (UNAUDITED)

                                                             For the three months ended
                                                                      March 31,
                                                            ---------------------------
                                                              2000              1999
                                                            --------           --------
Revenues

     Mortgage loans interest income                         $318,260           $325,069
     Operating income - real estate                          268,024            303,307
     Short term investment interest                           64,447             40,648
     Other income                                                -               48,923
                                                            --------           --------

                                                             650,731            717,947
                                                            --------           --------

Costs and expenses

     Management fees                                         107,100            100,420
     Operating expenses - real estate                        115,362            113,725
     Depreciation and amortization expense                    42,405             55,874
     General and administrative expenses                      29,880             28,353
     Property management fees                                  9,696             15,738
     Mortgage servicing fees                                   2,250              7,831
                                                            --------           --------

                                                             306,693            321,941
                                                            --------           --------

Net income                                                  $344,038           $396,006
                                                            ========           ========

Net income attributable to

     Limited partners                                       $340,598           $392,046
     General partners                                          3,440              3,960
                                                            --------           --------

                                                            $344,038           $396,006
                                                            ========           ========


Net income per unit of limited partnership
     interest (5,690,843 units outstanding)                 $    .06           $    .07
                                                            ========           ========



See notes to financial statements

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-Q - MARCH 31, 2000

                          STATEMENT OF PARTNERS' EQUITY

                                                     General           Limited            Total
                                                    Partners'         Partners'         Partners'
                                                     Equity            Equity            Equity
                                                     ------            ------            ------
 Balance, January 1, 2000                           $ 218,856       $21,667,828       $21,886,684

 Net income for the three months ended
     March 31, 2000 (unaudited)                         3,440           340,598           344,038
                                                    ----------      ------------      -----------

 Balance, March 31, 2000 (unaudited)                $ 222,296       $22,008,426       $22,230,722
                                                    ==========      ============      ===========


                                                                               3
See notes to financial statements

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-Q - MARCH 31, 2000

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                   For the three months ended
                                                                                           March 31,
                                                                              ----------------------------------
                                                                                      2000              1999
                                                                              ----------------- ----------------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

 Cash flows from operating activities
      Net income                                                                     $  344,038        $  396,006
      Adjustments to reconcile net income to net
          cash provided by operating activities
             Depreciation and amortization expense                                       42,405            55,874
             Amortization of origination and acquisition fees                            (5,121)           (8,156)

      Changes in operating assets and liabilities
          Other assets                                                                  (25,337)         (131,661)
          Interest receivable - mortgage loans                                              190            59,482
          Interest receivable - other                                                         -            (7,963)
          Accounts payable and accrued expenses                                         153,891           (56,905)
          Increase in other liabilities                                                  14,638                 -
          Due to affiliates                                                            (107,614)          114,251
                                                                              -----------------  ----------------

                 Net cash provided by operating activities                              417,090           420,928
                                                                              -----------------  ----------------

 Cash flows from investing activities
      Mortgage loan repayments received                                                  19,595            38,031
      Additions to real estate assets                                                        -            (16,149)
                                                                              -----------------  ----------------

                 Net cash provided by investing activities                               19,595            21,882
                                                                              -----------------  ----------------

 Net increase in cash and cash equivalents                                              436,685           442,810

 Cash and cash equivalents, beginning of period                                       4,801,986         3,427,496
                                                                              -----------------  ----------------

 Cash and cash equivalents, end of period                                          $  5,238,671       $ 3,870,306
                                                                              =================  ================



See notes to financial statements

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10Q - MARCH 31, 2000



1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1999. The accounting policies used in preparing these financial statements are consistent with those described in the December 31, 1999 financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10Q - MARCH 31, 2000


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Presidio entered into a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

         For the three months ended March 31, 2000 and 1999, reimbursable expenses due to NorthStar Presidio amounted to $0 and $6,000, respectively.

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

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the three months ended March 31, 2000 and 1999, the Administrative General Partner earned $107,100 and $100,420, respectively.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage-servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the three months ended March 31, 2000 and 1999, the Investment General Partner earned $2,250 and $7,831, respectively, for mortgage servicing fees.

         On December 9, 1993, the Partnership entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC"), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton property when leasing services are performed or 3% of gross revenue when no leasing services are performed. RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC. There was no supervisory management fee earned by RSMC for the three

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10Q - MARCH 31, 2000


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         months ended March 31, 2000 and 1999. Management fees earned by the unaffiliated local management company amounted to $9,696 and $15,738 for the three months ended March 31, 2000 and 1999, respectively.

         The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner.

         As of March 31, 2000 affiliates of Presidio have purchased 1,482,988 limited partnership units. These units represent 26% of the issued and outstanding limited partnership units.

4        INVESTMENTS IN MORTGAGE LOANS

         Information with respect to the Partnership's investments in mortgage loans is summarized below:


                                                                                        Interest     Carrying
                                     Interest Rate                        Mortgage     Recognized     Value
                             -----------------------------   Maturity      Amount       March 31,    March 31,
             Description        Current %      Accrued %       Date       Advanced        2000       2000 (1)
         ------------------  -------------  --------------  -----------   ----------  -----------  -----------
         Shopping Centers
         ------------------
         Lucky Supermarket
         Buena Park, CA (3)     8.41-10.00     1.82 - 0       May 2005   $ 2,200,000  $  55,385   $ 2,227,347


         Hotel
         ------------------
         Crowne Plaza Hotel (2)
         Cincinnati, Ohio         11.00            -        October 2000   6,500,000    180,791     6,387,484


         Office Building
         ------------------
         Lionmark Corp. Ctr.
         Columbus, OH (2)          8.5             -         June 2003     4,000,000     81,491     3,832,186
                                                                          ----------   ---------  -----------

                                                                         $12,700,000  $ 317,667   $12,447,017
                                                                         ===========  =========   ===========

       1. The carrying values of the above mortgage loans are inclusive of acquisition fees, accrued interest recognized and loan origination fees.

       2.   These loans are accounted for under the interest method.

       3.   This loan is accounted for under the investment method.

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10Q - MARCH 31, 2000

5        REAL ESTATE

         Landover, Maryland

         The following table is a summary of the Partnership's real estate as of:

                                                                               March 31,       December 31,
                                                                                 2000                1999
                                                                           ---------------     ---------------
              Land                                                         $     2,460,000     $     2,460,000
              Building and improvements                                          8,090,952           8,090,952
                                                                           ---------------     ---------------
                                                                                10,550,952          10,550,952
              Less accumulated depreciation                                     (1,291,989)         (1,254,705)
              Less impairment reserve                                           (4,680,933)         (4,680,933)
                                                                           ---------------     ---------------
                                                                           $     4,578,030     $     4,615,314
                                                                           ===============     ===============

ITEM 2-   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         The matters discussed in this form 10-Q contain certain forward-looking statements and involve risks uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

         This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

         Liquidity and capital resources

         As of March 31, 2000, the Partnership has funded an aggregate of $12,700,000 to the mortgagors in three outstanding mortgage loans. (See
         Note 4 to the financial statements.)

         Currently, the foreclosed property that formerly secured the Garfinkel Loan is vacant. Funds, which are necessary to lease up the property and to remedy deferred maintenance conditions at the Garfinkel's property and for capital improvements will be supplied from the Partnership's working capital reserves. The Partnership currently holds working capital reserves in short term investments, at rates which are lower than the returns previously earned on the loans that have been prepaid. If excess working capital is ultimately invested in new loans, these investments are likely to be at lower rates than previous investments due to current market conditions.

         At March 31, 2000, the Partnership's level of liquidity based on cash and cash equivalents experienced a $436,685 increase as compared to December 31, 1999. The increase was due to $417,090 of net investing activities. Investing activities consisted of mortgage loan repayments of $19,595. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

         At March 31, 2000 the Partnership had $5,238,671 of cash and cash equivalents which are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. If necessary, the Partnership has the right to establish reserves from disposition proceeds or from cash flow.

         Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

         Results of operations

         Net income decreased for the three-month period ended March 31, 2000 compared with the three month period ended March 31, 1999. The decrease in the three months ended March 31, 2000 was due to a decrease in revenues partially offset by a decrease in costs and expenses. The decrease in the revenues for the three months ended March 31, 2000 was principally attributable to decrease in rent received at the Groton property as well as $47,345 of transfer fees received in 1999 that were not received in 2000. Partially offsetting these decreases was an increase in investment interest income as a result of an increase in cash available for investment on which the interest is earned.

         Costs and expenses decreased for the three-month period ended March 31, 2000 compared with the three month period ended March 31, 1999. The decrease for the three months ended March 31, 2000 is primarily due to a decrease in insurance premium expense as well as a decrease in the management fees incurred for the Groton Shopping Center.

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

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual fund. The Partnership has no loans outstanding.

PART II - OTHER INFORMATION



ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits: 27. Financial Data Schedule.

(b)        Reports on Form 8-K: None

PART II - OTHER INFORMATION



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

                                  RESOURCES PENSION SHARES 5, L.P.

                                  By:      Resources Capital Corp.
                                           Administrative General Partner




Date: June 29, 2000               By:      /s/ Michael L. Ashner
                                           -----------------------------------
                                           Michael L. Ashner
                                           President and Director
                                           (Principal Executive Officer)



Date: June 29, 2000               By:      /s/ Carolyn B. Tiffany
                                           -----------------------------------
                                           Carolyn B. Tiffany
                                           Vice President and Treasurer
                                           (Principal Financial and Accountant
                                           Officer)