Form 10-Q
period 2000-06-30
RESOURCES PENSION SHARES 5 LP
filed 2000-08-15
CIK 789987

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-15690

                        Resources Pension Shares 5, L.P.
             (Exact name of Registrant as specified in its charter)

           Delaware                                      13-3353722
-------------------------------                     --------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

 Five Cambridge Center, Cambridge, MA                     02142-1493
---------------------------------------               ----------------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code     (617) 234-3000
                                                       ---------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      No X
                                       ---    ---

                                     1 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                             FORM 10-Q JUNE 30, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)


                                                         JUNE 30,       DECEMBER 31,
                                                           2000            1999
                                                      ------------      ------------
ASSETS
Investments in mortgage loans                         $ 12,423,920      $ 12,466,613
Cash and cash equivalents                                5,547,905         4,801,986
Real estate - net                                        4,564,319         4,615,314
Other assets                                               157,848           169,268
Interest receivable - mortgage loans                       104,655           105,040
                                                      ------------      ------------
         Total Assets                                 $ 22,798,647      $ 22,158,221
                                                      ============      ============
LIABILITIES AND PARTNERS' EQUITY
Liabilities
Accounts payable and accrued expenses                 $     59,644      $    132,315
Other liabilities                                           25,422            25,422
Due to affiliates                                          105,452           113,800
                                                      ------------      ------------
         Total Liabilities                                 190,518           271,537
                                                      ------------      ------------
Commitment and Contingencies
Partners' Equity:
Limited partners' equity (5,690,843 units
   issued and outstanding)                              22,382,059        21,667,828
General partners' equity                                   226,070           218,856
                                                      ------------      -------------
         Total Partners' Equity                         22,608,129        21,886,684
                                                      ------------      -------------
         Total Liabilities and Partners' Equity       $ 22,798,647      $ 22,158,221
                                                      ============      =============


                       See notes to financial statements.

                                     2 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                             FORM 10-Q JUNE 30, 2000

STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            FOR THE SIX MONTHS ENDED
                                                            JUNE 30,        JUNE 30,
                                                             2000            1999
                                                         ------------    -----------
Revenues:
      Mortgage loans interest income                     $    645,214    $   649,578
      Operating income - real estate                          526,459        508,086
      Short-term investment interest                          141,557         85,862
      Other income                                               --           68,110
                                                         ------------    -----------
         Total revenues                                     1,313,230      1,311,636
                                                         ------------    -----------
Costs and Expenses:
      Management fees                                         215,100        203,226
      Operating expenses - real estate                        202,770        227,362
      Depreciation and amortization expense                    84,937        114,781
      General and administrative expenses                      56,646        129,899
      Property management fees                                 16,827         27,738
      Mortgage servicing fees                                  15,505         15,649
                                                         ------------    -----------
         Total costs and expenses                             591,785        718,655
                                                         ------------    -----------
      Net income                                         $    721,445    $   592,981
                                                         ============    ===========
Net income attributable to:
      Limited partners                                   $    714,231    $   587,051
      General partners                                          7,214          5,930
                                                         ------------    -----------
                                                         $    721,445    $   592,981
                                                         ============    ===========
Net income per unit of limited partnership
      interest (5,690,843 units outstanding)             $        .13    $       .10
                                                         ============    ===========

                       See notes to financial statements.

                                     3 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                             FORM 10-Q JUNE 30, 2000

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                       JUNE 30,      JUNE 30,
                                                        2000          1999
                                                     ----------    ----------

Revenues:
      Mortgage loans interest income                 $ 326,954     $  324,509
      Operating income - real estate                   258,435        204,779
      Short-term investment interest                    77,110         45,214
      Other income                                        --           19,187
                                                     ----------    ----------
         Total revenues                                662,499        593,689
                                                     ----------    ----------
Costs and Expenses:
      Management fees                                  105,750        102,806
      Operating expenses - real estate                  87,408        113,637
      Depreciation and amortization expense             42,532         58,907
      General and administrative expenses               34,542        101,546
      Property management fees                           7,131         12,000
      Mortgage servicing fees                            7,729          7,818
                                                     ----------    ----------
         Total costs and expenses                      285,092        396,714
                                                     ----------    ----------
      Net income                                     $ 377,407     $  196,975
                                                     ==========    ==========
Net income attributable to:
      Limited partners                               $ 373,633     $  195,005
      General partners                                   3,774          1,970
                                                     ----------    ----------
                                                     $ 377,407     $  196,975
                                                     ==========    ==========
Net income per unit of limited partnership
      interest (5,690,843 units outstanding)         $     .07     $     .03
                                                     ==========    ==========

                       See notes to financial statements.

                                     4 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                             FORM 10-Q JUNE 30, 2000

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)


                                           LIMITED        GENERAL          TOTAL
                                          PARTNERS'       PARTNERS'       PARTNERS'
                                           EQUITY          EQUITY          EQUITY
                                        ------------     ---------     ------------
Balance - January 1, 2000               $ 21,667,828     $ 218,856     $ 21,886,684
    Net income                               714,231         7,214          721,445
                                        ------------     ---------     ------------
Balance - June 30, 2000                 $ 22,382,059     $ 226,070     $ 22,608,129
                                        ============     =========     ============


                       See notes to financial statements.

                                     5 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                             FORM 10-Q JUNE 30, 1999

STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                      FOR THE SIX MONTHS ENDED
                                                                    ----------------------------
                                                                        JUNE           JUNE 30,
                                                                        2000            1999
                                                                    -----------     ------------
Cash Flows from Operating Activities:
Net income                                                          $   721,445     $   592,981
Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization expense                           84,937         114,781
         Amortization of origination and acquisition fees               (21,605)        (16,311)
      Changes in assets and liabilities:
         Other assets                                                    22,785          27,175
         Interest receivable - mortgage loans                               385          59,536
         Interest receivable - other                                       --             5,552
         Accounts payable and accrued expenses                          (72,671)        (23,803)
         Other liabilities                                                 --              (800)
         Due to affiliates                                               (8,348)          2,875
                                                                    -----------     -----------
Net cash provided by operating activities                               726,928         761,986
                                                                    -----------     -----------
Cash Flows from Investing Activities:
      Mortgage loan repayments received                                  42,693          59,040
      Additions to real estate                                          (23,702)        (52,729)
                                                                    -----------     -----------
Net cash provided by investing activities                                18,991           6,311
                                                                    -----------     -----------
Net increase in cash and cash equivalents                               745,919         768,297
Cash and cash equivalents, beginning of period                        4,801,986       3,427,496
                                                                    -----------     -----------
Cash and cash equivalents, end of period                            $ 5,547,905     $ 4,195,793
                                                                    ===========     ===========

                       See notes to financial statements.

                                     6 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

     The summarized financial information contained herein is unaudited; however, in the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of such financial information have been included. Certain amounts have been reclassified to conform to the current year's presentation. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

3.   CONFLICTS OF INTEREST AND TRANSACTION WITH RELATED PARTIES

     Resources Pension Advisory Corp., the investment general partner of the Partnership, Resources Capital Corp., the administrative general partner of the Partnership, and Presidio AGP Corp., the associate general partner of the Partnership (collectively referred to as the "General Partners") are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The Administrative General Partner is also a general partner in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership.

                                     7 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

3.   CONFLICTS OF INTEREST AND TRANSACTION WITH RELATED PARTIES (CONTINUED)

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

     Presidio entered into a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the six months ended June 30, 2000 and 1999, reimbursable expenses due to NorthStar Presidio amounted to $0 and $47,926, respectively.

     On October 21, 1999, Presidio entered into a Service Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

     As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership's agreement of Limited Partners (the "Partnership Agreement") to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy.

     For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the six months ended June 30, 2000 and 1999, the Administrative General Partner earned $215,100 and $203,226, respectively.

     For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the six months ended June 30, 2000 and 1999, the Investment General Partner earned $15,505 and $15,649, respectively, in mortgage servicing fees.

     On December 9, 1993, the Partnership entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC'), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Landover, Maryland property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Landover, Maryland property when leasing services are performed or 3% of gross revenue when no leasing services are performed. RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC.

                                     8 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

3.   CONFLICTS OF INTEREST AND TRANSACTION WITH RELATED PARTIES (CONTINUED)

     There was no supervisory management fee earned by RSMC for the six months ended June 30, 2000 and 1999. Management fees earned by the unaffiliated local management company amounted to $16,827 and $27,728 for the six months ended June 30, 2000 and 1999, respectively.

     The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01 % to the Investment General Partner and .01 % to the Associate General Partner.

     As of June 30, 2000 affiliates of Presidio have purchased 1,482,988 limited partnership units of the Partnership. These units represent 26% of the issued and outstanding limited partnership units.

4.   INVESTMENTS IN MORTGAGE LOANS

     Information with respect to the Partnership's investments in mortgage loans is summarized below:


                                INTEREST      INTEREST                    MORTGAGE        INTEREST
                                  RATE          RATE       MATURITY        AMOUNT        RECOGNIZED       CARRYING VALUE
                               CURRENT %     ACCRUED %       DATE         ADVANCED      JUNE 30, 2000      JUNE 30, 2000
                               -----------   -----------  -----------  ---------------  -------------     --------------
     DESCRIPTION

     Shopping Center
     Lucky Supermarket
       Buena Park, CA (3)      8.41-10.00      1.82-0      May 2005      $ 2,200,000      $ 110,770        $  2,200,000

     Hotel
     Crowne Plaza Hotel
       Cincinnati, OH (2)        11.00           --       Oct. 2000        6,500,000        371,635           6,399,981

     Office Building
     Lionmark Corp. Ctr.
       Columbus, OH (2)           8.5            --       June 2003        4,000,000        162,809           3,823,939
                                                                        ------------      ---------        ------------
                                                                        $ 12,700,000      $ 645,214        $ 12,423,920
                                                                        ============      =========        ============

1. The carrying values of the above mortgage loans are inclusive of acquisition fees, accrued interest recognized and loan origination fees.

2.   These loans are accounted for under the interest method.

3.   This loan is accounted for under the investment method.

                                     9 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

5.   REAL ESTATE

     Landover, Maryland

     The following table is a summary of the Partnership's real estate as of:

                                                   June 30,        December 31,
                                                     2000              1999
                                                 ------------     ------------
        Land                                     $  2,460,000     $  2,460,000
        Building and improvements                   8,114,654        8,090,952
                                                 ------------     ------------
                                                   10,574,654       10,550,952

        Less: accumulated depreciation             (1,329,402)      (1,254,705)
        Less: impairment reserve                   (4,680,933)      (4,680,933)
                                                 ------------     ------------
                                                 $  4,564,319     $  4,615,314
                                                 ============     ============

                                    10 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                             FORM 10-Q JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

     This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

     Liquidity and Capital Resources

     As of June 30, 2000, the Partnership has funded an aggregate of $12,700,000 to the mortgagors in three outstanding mortgage loans. (See Item 1 - Note 4 to the financial statements.)

     Currently, the foreclosed property that formerly secured the Garfinkel Loan is vacant. The Garfinkel property is located in Landover, Maryland. Funds which are necessary to lease up the property and to remedy deferred maintenance conditions at the Garfinkel's property and for capital improvements will be supplied from the Partnership's working capital reserves. The Partnership currently holds working capital reserves in short term investments at rates which are lower than the returns previously earned on the loans that have been repaid. If excess working capital is ultimately invested in new loans, these investments are likely to be at lower rates than previous investments due to current market conditions.

     At June 30, 2000, the Partnership's level of liquidity based on cash and cash equivalents experienced an $745,919 increase as compared to December 31, 1999. The increase was due to an increases of $726,928 in cash from operating activities and $18,991 of cash from investing activities. Investing activities consists of mortgage loan repayments of $45,693 partially offset by $23,702 of additions to real estate. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

     At June 30, 2000, the Partnership had $5,547,905 of cash and cash equivalents which are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. If necessary, the Partnership has the right to establish reserves from disposition proceeds or from cash flow.

     Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

                                    11 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                             FORM 10-Q JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Results of Operations

     Net income increased for the three and six month periods ended June 30, 2000 compared with the same periods in the prior year. The increase was primarily due to a decrease in costs and expenses.

     Revenues increased for the three and six month periods ended June 30, 2000 compared with the same periods in the prior year primarily due to an increase in interest income as a result of an increase in cash available for investment on which the interest is earned which was offset by a decrease in other income.

     Costs and expenses decreased for the three and six month periods ended June 30, 2000 compared with the same periods in the prior year. The decrease is primarily due to a decrease in insurance premium expense as well as a decrease is the management fees incurred for the Groton Shopping Center. General and administrative expenses decreased primarily as a result of a decrease in legal expenses due to the mortgage loan payoffs.

     Inflation

     Inflation has not had a material effect on the Partnership's revenues during the period and is not expected to have a material effect in the future. However, prolonged periods of low or no inflation could result in low levels of interest rates which could result in certain of the Partnership's loans being prepaid prior to maturity and the Partnership receiving decreased revenue on any reinvestment of such funds.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual fund. The Partnership has no loans outstanding.

                                    12 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                             FORM 10-Q JUNE 30, 2000

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits: 27. Financial Data Schedule.

(b)  Reports on Form 8-K: None

                                    13 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                             FORM 10-Q JUNE 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             RESOURCES PENSION SHARES 5, L.P.

                             BY:     RESOURCES CAPITAL CORP.
                                     ------------------------------------------
                                     Administrative General Partner

                                     BY:      /s/ MICHAEL L. ASHNER
                                              ---------------------------------
                                              Michael L. Ashner
                                              President and Director
                                              (Principal Executive Officer)

                                     BY:      /s/ CAROLYN B. TIFFANY
                                              ---------------------------------
                                              Carolyn B. Tiffany
                                              Vice President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)



                                              Dated:     August 14, 2000

                                    14 of 14