Form 10-Q
period 2000-09-30
RESOURCES PENSION SHARES 5 LP
filed 2000-11-13
CIK 789987

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000
                                               ------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                         Commission file number 0-15690
                                                -------

                        RESOURCES PENSION SHARES 5, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


     DELAWARE                                             13-3353722
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


  FIVE CAMBRIDGE CENTER, CAMBRIDGE, MA                         02142-1493
----------------------------------------                       ----------
 (Address of principal executive office)                        (Zip Code)


Registrant's telephone number, including area code           (617) 234-3000
                                                             --------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes         No  X
                                         ------     ------

================================================================================

                                     1 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                         SEPTEMBER 30,      DECEMBER 31,
                                                             2000               1999
                                                         -------------      -------------
ASSETS
Investments in mortgage loans                            $ 12,400,235        $ 12,466,613
Cash and cash equivalents                                   6,104,501           4,801,986
Real estate - net                                           4,526,733           4,615,314
Other assets                                                  157,168             169,268
Interest receivable - mortgage loans                          123,358             105,040
                                                         -------------       -------------
                  Total Assets                           $ 23,311,995        $ 22,158,221
                                                         =============       =============

LIABILITIES AND PARTNERS' EQUITY

Liabilities

Accounts payable and accrued expenses                    $     68,064        $    132,315
Other liabilities                                              30,045              25,422
Due to affiliates                                             218,202             113,800
                                                         -------------       ------------
                  Total Liabilities                           316,311             271,537
                                                         -------------       ------------
Commitment and Contingencies
Partners' Equity:
Limited partners' equity (5,690,843 units
   issued and outstanding)                                 22,765,738          21,667,828
General partners' equity                                      229,946             218,856
                                                         ------------        ------------
                  Total Partners' Equity                   22,995,684          21,886,684
                                                         ------------        ------------
                  Total Liabilities and Partners' Equity $ 23,311,995        $ 22,158,221
                                                         ============        ============






                       See notes to financial statements.

                                     2 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      FOR THE NINE MONTHS ENDED
                                                   ----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        2000          1999
                                                   -------------   -------------
Revenues:
          Mortgage loans interest income           $  966,938        $  973,589
          Operating income - real estate              828,479           764,761
          Short-term investment interest              228,025           138,034
          Other income                                     --            68,117
                                                   -----------       -----------
                  Total revenues                    2,023,442         1,944,501
                                                   -----------       -----------
Costs and Expenses:
          Management fees                             322,100           307,126
          Operating expenses - real estate            313,203           320,574
          Depreciation and amortization expense       125,645           172,491
          General and administrative expenses         105,285           168,370
          Property management fees                     24,954            45,833
          Mortgage servicing fees                      23,255            23,449
                                                   -----------       -----------
                  Total costs and expenses            914,442         1,037,843
                                                   -----------       -----------
          Net income                               $1,109,000        $  906,658
                                                   ===========       ===========
Net income attributable to:
          Limited partners                         $1,097,910        $  897,591
          General partners                             11,090             9,067
                                                   -----------       -----------
                                                   $1,109,000        $  906,658
                                                   ===========       ===========
Net income per unit of limited partnership
          interest (5,690,843 units outstanding)   $      .19        $      .16
                                                   ===========       ===========






                       See notes to financial statements.

                                     3 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                  -----------------------------
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                     2000             1999
                                                  ------------     -------------
Revenues:
          Mortgage loans interest income             $321,724       $324,011
          Operating income - real estate              302,020        256,675
          Short-term investment interest               86,468         52,172
          Other income                                     --              7
                                                     --------       --------
                  Total revenues                      710,212        632,865
                                                     --------       --------
Costs and Expenses:
          Management fees                             107,000        103,900
          Operating expenses - real estate            110,433         93,212
          Depreciation and amortization expense        40,708         57,710
          General and administrative expenses          48,639         38,471
          Property management fees                      8,127         18,095
          Mortgage servicing fees                       7,750          7,800
                                                     --------       --------
                  Total costs and expenses            322,657        319,188
                                                     --------       --------
          Net income                                 $387,555       $313,677
                                                     ========       ========
Net income attributable to:
          Limited partners                           $383,679       $310,540
          General partners                              3,876          3,137
                                                     --------       --------
                                                     $387,555       $313,677
                                                     ========       ========

Net income per unit of limited partnership
          interest (5,690,843 units outstanding)     $    .07       $    .06
                                                     ========       ========






                       See notes to financial statements.

                                     4 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000


STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                        LIMITED     GENERAL       TOTAL
                                       PARTNERS'   PARTNERS'    PARTNERS'
                                        EQUITY       EQUITY       EQUITY
                                      -----------  ---------   ----------
Balance - January 1, 2000             $21,667,828  $218,856   $21,886,684
    Net income                          1,097,910    11,090     1,109,000
                                      -----------  --------   -----------
Balance - September 30, 2000          $22,765,738  $229,946   $22,995,684
                                      ===========  ========   ===========








                       See notes to financial statements.

                                     5 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           FOR THE NINE MONTHS ENDED
                                                                        ------------------------------
                                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                                           2000               1999
                                                                        ------------------------------
Cash Flows from Operating Activities:
Net income                                                              $1,109,000        $  906,658
Adjustments to reconcile net income to net cash
          provided by operating activities
                  Depreciation and amortization expense                    125,645           172,491
                  Amortization of origination and acquisition fees         (32,407)          (24,468)
          Changes in assets and liabilities:
                  Other assets                                              31,145           (44,819)
                  Interest receivable - mortgage loans                     (18,318)           59,591
                  Interest receivable - other                                   --             3,784
                  Accounts payable and accrued expenses                    (64,251)          (52,182)
                  Other liabilities                                          4,623                --
                  Due to affiliates                                        104,402             3,675
                                                                        -----------       -----------
Net cash provided by operating activities                                1,259,839         1,024,730
                                                                        -----------       -----------
Cash Flows from Investing Activities:
          Mortgage loan repayments received                                 66,378            80,585
          Additions to real estate                                         (23,702)          (52,729)
                                                                        -----------       -----------
Net cash provided by investing activities                                   42,676            27,856
                                                                        -----------       -----------
Net increase in cash and cash equivalents                                1,302,515         1,052,586
Cash and cash equivalents, beginning of period                           4,801,986         3,427,496
                                                                        -----------       -----------
Cash and cash equivalents, end of period                                $6,104,501        $4,480,082
                                                                        ===========       ===========





                       See notes to financial statements.

                                     6 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL INFORMATION

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, LP (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 1999. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

     The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

                                     7 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

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

     Presidio entered into a management agreement with NorthStar Presidio Management Company LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provides the management of Presidio's operation and its direct and indirect subsidiaries and affiliates. For the nine months ended September 30, 1999, reimbursable expenses due to NorthStar Presidio amounted to $56,926.

     On October 21, 1999, Presidio entered into a Service Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained and is compensated by Presidio to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership, which were previously provided by NorthStar Presidio.

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

     For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the nine months ended September 30, 2000 and 1999, the Administrative General Partner earned $322,100 and $307,126, respectively.

     For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the nine months ended September 30, 2000 and 1999, the Investment General Partner earned $23,255 and $23,449, respectively, in mortgage servicing fees.

                                     8 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


3.   CONFLICTS OF INTEREST AND TRANSACTION WITH RELATED PARTIES (CONTINUED)

     On December 9, 1993, the Partnership entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC'), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton, Connecticut property. As such, RSMC is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton, Connecticut property when leasing services are performed or 3% of gross revenue when no leasing services are performed. RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC. Effective February 1, 2000, property management services are performed by Kestrel Management Company ("Kestrel"), an affiliate of the General Partners.

     There was no supervisory management fee earned by RSMC for the nine months ended September 30, 2000 and 1999. Management fees earned by the unaffiliated local management company amounted to $4,000 and $45,833 for the nine months ended September 30, 2000 and 1999, respectively. Management fees earned by Kestrel amounted to $20,954 for the nine months ended September 30, 2000.

     The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01 % to the Investment General Partner and .01 % to the Associate General Partner.

     As of September 30, 2000 affiliates of Presidio have purchased 1,482,988 limited partnership units of the Partnership. These units represent 26% of the issued and outstanding limited partnership units.

4.   INVESTMENTS IN MORTGAGE LOANS

     Information with respect to the Partnership's investments in mortgage loans is summarized below:


                                     Interest      Interest                    Mortgage        Interest          (1)
                                       Rate          Rate       Maturity        Amount        Recognized     Carrying Value
                                    Current %     Accrued %       Date         Advanced      Sept 30, 2000    Sept 30, 2000
                                    -----------   -----------  -----------  ---------------  --------------   --------------
Description

Shopping Center
Lucky Supermarket
  Buena Park, CA (3)                8.41-10.00      1.82-0      May 2005    $ 2,200,000        $166,154        $ 2,200,000


Hotel
Crowne Plaza Hotel
   Cincinnati, OH (2)(4)              11.00           --        Oct. 2000     6,500,000         556,836          6,384,720

Office Building
Lionmark Corp. Ctr.
   Columbus, OH (2)                    8.5            --        June 2003     4,000,000         243,948          3,815,515
                                                                            -----------        --------        -----------
                                                                            $12,700,000        $966,938        $12,400,235
                                                                            ===========        ========        ===========


                                     9 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


4.   INVESTMENT IN MORTGAGE LOAN (CONTINUED)

     1. The carrying values of the above mortgage loans are inclusive of acquisition fees, accrued interest recognized and loan origination fees.

     2.   These loans are accounted for under the interest method.

     3.   This loan is accounted for under the investment method.

     4. The Partnership recently extended the mortgage for an additional year at 12% interest with monthly payments of $68,450. The Partnership received a fee of $31,872 related to the extension in the fourth quarter of 2000. In addition, the borrower will place in escrow a deed which will be released to the Partnership should the borrower default.

5.   REAL ESTATE

     Groton, Connecticut

     The following table is a summary of the Partnership's real estate as of:

                                                September 30,      December 31,
                                                    2000               1999
                                                ------------      -------------
        Land                                    $  2,460,000      $ 2,460,000
        Building and improvements                  8,114,654        8,090,952
                                                ------------      -----------
                                                  10,574,654       10,550,952

        Less: accumulated depreciation            (1,366,988)      (1,254,705)
        Less: impairment reserve                  (4,680,933)      (4,680,933)
                                                 -----------      -----------
                                                 $ 4,526,733      $ 4,615,314
                                                 ===========      ===========




                                    10 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000


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

        LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2000, the Partnership had funded an aggregate of $12,700,000 to the mortgagors in three outstanding mortgage loans. (See Item 1 - Note 4 to the financial statements.)

        The Partnership has two properties located in Groton, Connecticut and Landover, Maryland. Currently, the foreclosed property that formerly secured the Garfinkel Loan, located in Landover, Maryland, is vacant. Funds which are necessary to lease up the property and to remedy deferred maintenance conditions at the Garfinkel's property and for capital improvements will be supplied from the Partnership's working capital reserves. The Partnership currently holds working capital reserves in short term investments at rates which are lower than the returns previously earned on the loans that have been repaid. If excess working capital is ultimately invested in new loans, these investments are likely to be at lower rates than previous investments due to current market conditions.

        At September 30, 2000, the Partnership's level of liquidity based on cash and cash equivalents increased to $6,104,501 as compared to $4,801,986 as of December 31, 1999. The increase was due to increases of $1,259,839 in cash from operating activities and $42,676 of cash from investing activities. Investing activities consist of mortgage loan repayments of $66,378 partially offset by $23,702 of additions to real estate. All other increases (decreases) in certain assets and liabilities are the result of normal and scheduled operating activities.

        At September 30, 2000, the Partnership had $6,104,501 of cash and cash equivalents which are invested in short-term instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. If necessary, the Partnership has the right to establish additional reserves from disposition proceeds or from operating cash flow.

        Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

                                    11 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS

        Net income increased for the three and nine month periods ended September 30, 2000 compared with the same periods in the prior year. The increase for the nine months ended September 30, 2000 was primarily due to a decrease in costs and expenses and an increase in operating income. The increase for the three months ended September 30, 2000, as compared to 1999, was primarily due to an increase in revenue.

        Revenues increased for the three and nine month periods ended September 30, 2000 compared with the same periods in the prior year primarily due to increases in operating income and in short term investment interest income as a result of an increase in cash available for investment on which the interest is earned, which was partially offset by decreases in other income and mortgage loan interest income.

        Costs and expenses decreased for the nine months ended September 30, 2000 compared with the same period in the prior year. The decrease is primarily due to a decrease in depreciation and amortization expense, insurance premium expense (operating expense) and property management fees incurred for the Groton Shopping Center. In addition, general and administrative expenses decreased primarily as a result of a decrease in legal expenses due to the mortgage loan payoffs.

        Costs and expenses remained relatively constant for the three months ended September 30, 2000 compared with the same period in the prior year, as the increases in operating expenses and general and administrative expenses were offset by the decrease in depreciation and amortization expense and property management fees.

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

                                    12 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000


PART II - OTHER INFORMATION

ITEM 1 - Legal Procedures

         (a)  NONE

ITEM 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits:  27. Financial Data Schedule.

         (b) Reports on Form 8-K: On August 2, 200, the Registrant filed an 8-K to disclose the dismissal of its prior independent auditors.

                                    13 of 14

                        RESOURCES PENSION SHARES 5, L.P.

                          FORM 10-Q SEPTEMBER 30, 2000

                                   SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    RESOURCES PENSION SHARES 5, L.P.


                                    BY:     Resources Capital Corp.
                                       ----------------------------------------
                                            Administrative General Partner


                                    BY:   /s/ MICHAEL L. ASHNER
                                       -----------------------------------------
                                          Michael L. Ashner
                                          President and Director
                                          (Principal Executive Officer)


                                    BY:   /s/  CAROLYN B. TIFFANY
                                       -----------------------------------------
                                          Carolyn B. Tiffany
                                          Vice President and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)


                                          Dated: November 14, 2000

                                    14 of 14