Form 10-K
period 2000-12-31
RESOURCES PENSION SHARES 5 LP
filed 2001-04-02
CIK 789987

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                                        Commission File
December 31, 2000                                                Number 0-15690

                        RESOURCES PENSION SHARES 5, L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                                               13-3353722
--------------------------------                             -------------------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

5 Cambridge Center 9th Floor, Cambridge, MA                         02142
-------------------------------------------                  -------------------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code               617-234-3000
                                                             -------------------

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

                                    YES        NO  X
                                        -----    -----

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

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

                                           Exhibit Index is set forth on page 39

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

MORTGAGE INVESTMENTS OF REGISTRANT

As of March 1, 2001, Registrant had investments in three first mortgage loans in the original aggregate amount of $12,700,000. The following table sets forth, as of December 31, 2000, the outstanding mortgage loan investments made by
Registrant:


                                                     Mortgage loans as of December 31, 2000
                               ------------------------------------------------------------------------------
                                              Original                                                Current
                                              Mortgage         Carrying        Date     Maturity     Interest
                               Sq. Ft.         Amount           Value         Funded      Date         Rate
                               -------       ----------       ----------      ------    --------     --------
Shopping Center
---------------
Lucky Supermarket
Buena Park, California          47,000      $ 2,200,000      $ 2,223,377      5/88        5/05       10.0% (1)

Hotel
-----
Crowne Plaza Hotel
Cincinnati, Ohio(2)            200,000      $ 6,500,000      $ 6,343,442      10/97      10/01       12.0%

Office Building
---------------
Lionmark Corporate Ctr.
Columbus, Ohio(3)               79,415      $ 4,000,000      $ 3,806,912      6/93        6/03       8.5%
                                            -----------      -----------
                                            $12,700,000      $12,373,731
                                            ===========      ===========

(1) In addition to fixed interest, Registrant is entitled to contingent interest in an amount equal to a percentage of the rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and/or a percentage of the excess of the value of the property above a base amount, payable at maturity.

(2) Maturity date was extended from October 2000 to October 2001. In connection with the extension, the interest rate was increased 1%, a fee of .5% of the principal balance was paid and the borrower placed a deed in escrow.

(3) Borrower has informed Registrant that it will be satisfying the loan on May 15, 2001.

For additional information regarding Registrant's mortgage investments see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" Note 4.

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

     Garfinkel Property - On December 21, 1992, through a foreclosure auction, Registrant acquired fee simple title to the Garfinkel property by bidding $3,200,000, the amount of the mortgage indebtedness then owed to it. The Garfinkel property is located in Landover, Maryland and is part of a regional shopping center known as Landover Mall. The parcel of land comprises approximately 4.93 acres. The building is a two-story retail facility consisting of 93,384 rentable square feet of space. As of March 1, 2001, Registrant has been unable to sell or lease the property and the building remains vacant.

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

Based upon the property's continued vacancy and the lack of interest received by the Registrant in its efforts to lease or sell the property as well as the potential costs to upgrade the property, during the fourth quarter of 1999, the Partnership recorded a provision for impairment of $2,379,330, which represented the full carrying value of the property net the unexpended asbestos reserve of $441,604.

     Groton Property - On December 9, 1993, through a foreclosure auction, Registrant acquired fee simple title to the Groton Shopping Center property. The shopping center is located in Groton, Connecticut. The parcel of land comprises approximately 17 acres. The property is a neighborhood strip shopping center containing a gross leasable area of approximately 119,000 square feet. In addition, the strip center has a parking area for approximately 450 automobiles. As of March 1, 2001, the Groton Shopping Center was approximately 60.25% occupied and average rental rates were $9.85 per square foot. A&P, the former anchor tenant at the center ceased operating at the center but was required to continue paying rent pursuant to its lease which was scheduled to expire on January 31, 2002. In December 2000, A&P paid the Registrant $292,078 in exchange for a release from its lease obligations.

     The Registrant recently leased approximately 30,000 square feet of the space vacated by A&P, representing approximately 57% of the space vacated by A&P, to TJ Maxx. The anticipated commencement date of the lease is June 1, 2001. The lease has a term of 10 years with three-five year renewal options and requires minimum rent of $9.00 per square foot with percentage rent equal to 2% of gross sales over $8,000,000 in the first five years and 2% of gross sales over $8,500,000 in the second five years

ITEM 3. LEGAL PROCEEDINGS

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

As of March 1, 2001, there were approximately 4,166 limited partners of Registrant, owning an aggregate of 5,690,843 Units.

Distributions per Unit during 2000 and 1999 were as follows:

          DISTRIBUTION WITH
      RESPECT TO QUARTER ENDED              AMOUNT OF DISTRIBUTION PER UNIT
      ------------------------              -------------------------------
                                              2000                  1999
                                              ----                  ----
      March 31                               $  --                 $  --
      June 30                                $  --                 $  --
      September 30                           $  --                 $  --
      December 31                            $.43                  $  --

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

Over the past few years, many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Registrant. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units, the Registrant is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, although the Securities and Exchange Commission has stated that a copy of any offer should be sent by the bidder to the Partnership, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Registrant with a copy of their offer. As a result, the General Partners often do not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partners do not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partners of your partnership in the Partnership Agreement to reject any transfers of units, the General Partners will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Registrant is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

ITEM 6. SELECTED FINANCIAL DATA


                                                                     Year ended December 31,
                                    -----------------------------------------------------------------------------------
                                                       (dollars in thousands except per unit amounts)

                                         2000             1999              1998             1997              1996
                                    -------------    -------------     -------------    -------------     -------------
Revenues                            $     2,649      $     2,553       $    12,103 (3)  $     5,335       $     4,748

Net (Loss) Income                   $     1,379      $    (1,149) (4)  $    10,339 (3)  $     4,033 (2)   $     1,244 (1)

Net (Loss) Income Per Unit          $       .24      $      (.20) (4)  $      1.80 (3)  $       .70 (2)   $       .22 (1)

Distributions Per Unit              $       .43      $       --        $      6.22      $       .44       $       .44

Total Assets                        $    21,393      $    22,158       $    23,786      $    50,793       $    48,916

Partner's equity                    $    20,794      $    21,887       $    23,036      $    48,451       $    46,947

(1)  Net of provision for loan losses of $1,547,830 or $.27 per Unit.

(2)  Net of recovery for loan losses of $721,946 or $.13 per Unit.

(3) Includes interest income of $8,455,560, or $1.47 per Unit, upon the repayment of the Bank of California, Seattle Loan.

(4)  Net of write-down for impairment of $2,379,330 or $.42 per unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

As of December 31, 2000, the Registrant has funded an aggregate of $12,700,000 to the mortgagors in three outstanding mortgage loans and holds title to two parcels of real property and improvements located thereon. (See Item 8 - Financial Statements and Supplemental data - Notes 4 and 5)

At December 31, 2000, the Registrant's level of liquidity based on cash and cash equivalents decreased to $4,226,731 as compared to $4,801,986 as of December 31, 1999. The decrease was primarily due to distributions to partners of $2,472,062, which was offset by an increase of $1,796,011 in cash from operating activities and $100,796 of cash from investing activities. Investing activities consist of mortgage loan repayments of $92,626 and loan origination fees of $31,872 which were partially offset by $23,702 of additions to real estate. Net cash from operating activities increased in 2000 due to the deferral of income relating to a lease termination payment received from a tenant at Registrant's Groton, Connecticut property. A portion of the space has been re-leased with occupancy expected in July 2001. All other increases (decreases) in certain assets and liabilities are the result of normal and scheduled operating activities.

Currently, the foreclosed property that formerly secured the Garfinkel Loan is vacant. The Garfinkel property is located in Landover, Maryland. Funds which are necessary to lease up the property and to remedy deferred maintenance conditions at the Garfinkel's property and for capital improvements will be supplied from the Registrant's working capital reserves. The Registrant currently holds working capital reserves in short term investments at rates which are lower than the returns previously earned on the loans that have been repaid. If excess working capital is ultimately invested in new loans, these investments are likely to be at lower rates than previous investments due to current market conditions.

Registrant's only sources of liquidity are through payments of its mortgage loan, if any, and from cash flow generated from operations, if any, from its two wholly owned properties. Registrant is required to pay the operating expenses associated with its two properties. If necessary, the Registrant has the right to establish reserves either from disposition proceeds or from cash flows.

During the fourth quarter of 2000, the Registrant paid approximately $2,472,000 in distributions to unitholders. Of this amount, limited partners collectively received approximately $2,447,000 or $.43 per unit.

Results of Operations

2000 as Compared to 1999

Net income increased by $2,528,232 for the year ended December 31, 2000 compared with the same period in the prior year. The increase was primarily due to the $2,379,330 provision for impairment in 1999.

Revenues increased for the year ended December 31, 2000 compared with the same period in the prior year primarily due to an increase in short-term interest income as a result of an increase in cash available for investment on which the interest is earned.

Costs and expenses decreased for the year ended December 31, 2000 compared with the same period in the prior year. The decrease is primarily due to a decrease in the provision for impairment in 1999. In addition, Registrant experienced a decrease in depreciation and amortization, general and administrative and property management fees, which were partially offset by increases in management fees and property operating expenses. Depreciation and amortization expense decreased due to the 1999 provision for impairment. General and administrative expenses declined due to a decrease in legal fees as a result of mortgage loan payoffs. Operating expenses at the Registrant's Groton, Connecticut property increased slightly due to an increase in general property operations.

1999 as Compared to 1998

The Registrant generated a net loss of $1,149,261 for the year ended December 31, 1999, as compared to net income of $10,339,470 for the year ended December 31, 1998. Net income decreased as a result of a decrease in revenues of $9,549,456 and an increase in costs and expenses of $1,939,275. Revenues decreased due primarily to a decrease in mortgage loan interest income which decreased by $9,286,498 for the year ended December 31, 1999 compared to the same period in the prior year primarily as a result of loans paid off in June 1998. Further, short term interest income decreased as a result of a decrease in cash available for investment. Operating income, real estate and other income remained stable.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Registrant believes that the effect of SFAS 133 on its financial statements will be immaterial.

Inflation

Inflation has not had a material effect on the Registrant's revenues during the period and is not expected to have a material effect in the future. However, prolonged periods of low or no inflation could result in low levels of interest rates which could result in certain of the Registrant's loans being prepaid prior to maturity and the Registrant receiving decreased revenue on any reinvestment of such funds.

Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Registrant is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Registrant has no loans outstanding.

Item 8. Financial Statements and Supplementary Data

                        RESOURCES PENSION SHARES 5, L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                                      INDEX

                                                                    Page
                                                                   Number
                                                                   ------
Independent Auditors' Report                                         13

Financial Statements - Years ended
  December 31, 2000, 1999 and 1998

       Balance sheets                                                15

       Statements of income                                          16

       Statement of partners' equity                                 17

       Statements of cash flows                                      18

       Notes to financial statements                                 19

Financial Statement Schedules

II   VALUATION AND QUALIFYING ACCOUNTS                               31

III  REAL ESTATE AND ACCUMULATED DEPRECIATION                        32

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          Independent Auditors' Report

To the Partners
Resources Pension Shares 5, L.P.

We have audited the accompanying balance sheet of Resources Pension Shares 5, L.P. (a limited partnership) (the "Partnership") as of December 31, 2000, and the related statements of operations, partners' equity and cash flows for the year then ended. Our audit also included the financial statement schedule supplied pursuant to Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Pension Shares 5, L.P. (a limited partnership) as of December 31, 2000 and its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  /s/ Imowitz Koenig & Co., LLP

New York, New York
March 8, 2001

To the Partners of
Resources Pension Shares 5, L.P.
Cambridge, Massachusetts

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Resources Pension Shares 5, L.P. (a limited partnership) as of December 31, 1999 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Pension Shares 5, L.P. as of December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules taken as a whole, present fairly, in all material respects the information set forth therein.

/s/ Hays & Company

March 15, 2000
New York, New York

                        RESOURCES PENSION SHARES 5, L.P.

                                 BALANCE SHEETS


                                                                         December 31,
                                                           --------------------------------------
                                                                2000                    1999
                                                           ---------------        ---------------
ASSETS

Investments in mortgage loans                               $   12,373,731        $    12,466,613
Cash and cash equivalents                                        4,226,731              4,801,986
Real estate - net                                                4,488,383              4,615,314
Other assets                                                       175,852                169,268
Interest receivable - mortgage loans                               128,471                105,040
                                                            --------------        ---------------

         Total Assets                                       $   21,393,168        $    22,158,221
                                                            ==============        ===============

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses                       $      193,995        $       157,737
Deferred lease termination fee                                     302,500                   --
Due to affiliates                                                  103,080                113,800
                                                            --------------        ---------------

         Total Liabilities                                         599,575                271,537
                                                            --------------        ---------------

Commitment  and contingencies

Partners' Equity:

Limited partners' equity (5,690,843 units
   issued and outstanding)                                      20,585,947             21,667,828
General partners' equity                                           207,646                218,856
                                                            --------------        ---------------

         Total Partners' Equity                                 20,793,593             21,886,684
                                                            --------------        ---------------

         Total Liabilities and Partners' Equity             $   21,393,168        $    22,158,221
                                                            ==============        ===============

                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                            STATEMENTS OF OPERATIONS


                                                                      For the Years Ended December 31,
                                                         ----------------------------------------------------------
                                                             2000                  1999                   1998
                                                         ------------           ------------           ------------
Revenues:

      Mortgage loans interest income                     $  1,302,996           $  1,297,087           $ 10,583,585
      Operating income - real estate                          981,274                978,171                982,971
      Short-term investment interest                          285,343                202,729                474,013
      Other income                                             79,488                 75,260                 62,134
                                                         ------------           ------------           ------------

         Total revenues                                     2,649,101              2,553,247             12,102,703
                                                         ------------           ------------           ------------

Costs and Expenses:

      Management fees                                         437,282                412,757                604,275
      Operating expenses - real estate                        441,030                416,694                473,562
      Depreciation and amortization expense                   167,319                229,412                227,793
      General and administrative expenses                     162,782                183,562                321,383
      Property management fees                                 30,687                 49,583                 60,920
      Mortgage servicing fees                                  31,030                 31,170                 47,144
      Provision for impairment, net                              --                2,379,330                   --
      Loss on disposition of real estate                         --                     --                   28,156
                                                         ------------           ------------           ------------

         Total costs and expenses                           1,270,130              3,702,508              1,763,233
                                                         ------------           ------------           ------------

      Net income (loss)                                  $  1,378,971           $ (1,149,261)          $ 10,339,470
                                                         ============           ============           ============

Net income (loss) attributable to:

      Limited partners                                   $  1,365,181           $ (1,137,768)          $ 10,236,075

      General partners                                         13,790                (11,493)               103,395
                                                         ------------           ------------           ------------

                                                         $  1,378,971           $ (1,149,261)          $ 10,339,470
                                                         ============           ============           ============

Net income (loss) per unit of limited partnership
      interest (5,690,843 units outstanding)             $        .24           $       (.20)          $       1.80
                                                         ============           ============           ============

                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              For the Years Ended December 31, 2000, 1999 and 1998


                                                  Limited            General             Total
                                                 Partners'           Partners'          Partners'
                                                   Equity             Equity             Equity
                                                ------------       ------------       ------------
Balance - January 1, 1998                       $ 47,966,562       $    484,500       $ 48,451,062

    Net income                                    10,236,075            103,395         10,339,470

    Distributions to partners
      ($6.22 per limited partnership unit)       (35,397,041)          (357,546)       (35,754,587)
                                                ------------       ------------       ------------

Balance - December 31, 1998                       22,805,596            230,349         23,035,945

    Net loss                                      (1,137,768)           (11,493)        (1,149,261)
                                                ------------       ------------       ------------

Balance - December 31, 1999                       21,667,828            218,856         21,886,684

    Net income                                     1,365,181             13,790          1,378,971

    Distribution to partners
      ($.43 per limited partnership unit)         (2,447,062)           (25,000)        (2,472,062)
                                                ------------       ------------       ------------

Balance - December 31, 2000                     $ 20,585,947       $    207,646       $ 20,793,593
                                                ============       ============       ============

                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                            STATEMENTS OF CASH FLOWS


                                                                        For the Years Ended December 31,
                                                               --------------------------------------------------
                                                                  2000               1999               1998
                                                               ------------       ------------       ------------
Cash Flows from Operating Activities:

Net income (loss)                                              $  1,378,971       $ (1,149,261)      $ 10,339,470
Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
         Depreciation and amortization expense                      167,319            229,412            227,793
         Provision for impairment, net                                 --            2,379,330               --
         Amortization of origination and acquisition fees           (31,616)           (32,624)            (9,224)
         Stepped lease rentals                                       33,942             12,202             31,460
         Loss on disposition of real estate                            --                 --               28,156

      Changes in assets and liabilities:
         Other assets                                               (57,212)           (61,145)            70,854
         Interest receivable - mortgage loans                       (23,431)               711             20,761
         Accounts payable and accrued expenses                       36,258            (42,541)          (579,634)
         Other liabilities                                          302,500               --             (166,834)
         Due to affiliates                                          (10,720)             5,227           (212,952)
                                                               ------------       ------------       ------------

Net cash provided by operating activities                         1,796,011          1,341,311          9,749,850
                                                               ------------       ------------       ------------

Cash Flows from Investing Activities:

      Proceeds from disposition of real estate                         --                 --            1,456,844
      Mortgage loan repayments received                              92,626             97,905         12,926,153
      Additions to real estate                                      (23,702)           (64,726)           (44,064)
      Loan origination fees received                                 31,872               --                 --
                                                               ------------       ------------       ------------

Net cash provided by investing activities                           100,796             33,179         14,338,933
                                                               ------------       ------------       ------------

Cash Flows from Financing Activities:

      Distributions to partners                                  (2,472,062)              --          (36,386,903)
                                                               ------------       ------------       ------------

Cash used in financing activities                                (2,472,062)              --          (36,386,903)
                                                               ------------       ------------       ------------

Net (decrease) increase in cash and cash equivalents               (575,255)         1,374,490        (12,298,120)

Cash and cash equivalents, beginning of period                    4,801,986          3,427,496         15,725,616
                                                               ------------       ------------       ------------

Cash and cash equivalents, end of period                       $  4,226,731       $  4,801,986       $  3,427,496
                                                               ============       ============       ============

                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

1.   ORGANIZATION

     Resources Pension Shares 5, L.P., a Delaware limited partnership (the "Partnership"), was formed under the Delaware Revised Uniform Limited Partnership Act on February 11, 1986 for the purpose of investing primarily in participating mortgage loans and, to lesser extent, land sale-leaseback transactions on improved, income-producing real estate. The Partnership will terminate on December 21, 2010, or sooner, in accordance with the terms of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

     The Partnership registered 16,000,000 units of limited partnership interests at $10 per unit with the Securities and Exchange Commission, 6,000,000 of which were for the Partnership's Reinvestment Plan. On February 12, 1988, the Partnership terminated its offering of limited partnership units having raised $56,907,425 from approximately 5,800 investors (including $699,565 from limited partnership units issued pursuant to the Reinvestment Plan). After the payment of a nonaccountable expense reimbursement to the "Administrative General Partner", the Partnership had approximately $54,238,000, including evaluation and acquisition fees paid or payable to the Administrative General Partner, available for investment and reserves.

     Limited partners' units were issued at a stated value of $10 per unit. A total of 5,690,843 units of limited partnership were issued, including 100 units to the initial limited partner for an aggregate capital contribution of $56,908,426. The general partners collectively contributed $1,000 to the Partnership.

     Resources Pension Advisory Corp., (the "Investment General Partner"), Resources Capital Corp., the Administrative General Partner and Presidio AGP Corp., (the "Associate General Partner") (collectively referred to as the "General Partners") are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The Administrative General Partner is also a general partner in several other limited partnerships which are also affiliated with Presidio and which are engaged in business that are, or may be in the future, in direct competition with the Partnership.

     Subject to the provisions of the Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

1.   ORGANIZATION (CONTINUED)

     As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership Agreement to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy.

     In order to facilitate the provision by the Agent of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe that this transaction will have a material effect on the operations of the Partnership.

     In accordance with the Partnership Agreement, net income and loss, adjusted cash from operations and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partners.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Write-down for impairment

     The Partnership provides write-downs for impairment based upon a periodic review of the real estate in its portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amount ultimately realized at disposition may differ materially from the carrying value at each year end. Accordingly, the Partnership may record additional write-downs in subsequent years and such write-downs could be material.

     Depreciation

     Depreciation on properties acquired by the Partnership as a result of a loan default is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The initial cost of property represents the lower of the loan principal or the fair market value of the property at the time of acquisition. Repairs and maintenance are charged to operation as incurred.

     Cash and Cash Equivalents

     For the purpose of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less to be cash equivalents. Principally all of the Partnership's cash and cash equivalents are held at one financial institution.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fair Value of Financial Instruments

     The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents and investments in mortgage loans. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value.

     Net income (loss) and distributions per unit of limited partnership interest

     Net income (loss) and distribution per unit of limited partnership interest are computed based upon the number of outstanding units (5,690,843) for the year.

     Income Taxes

     No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

     The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to the Partnership's income or loss, which change could affect the tax liability of the individual partners.

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

     Recently Issued Accounting Standards

     The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

3.   CONFLICTS OF INTEREST AND TRANSACTION WITH RELATED PARTIES

     For the years ended December 31, 2000, 1999 and 1998, reimbursable expenses due to NorthStar Presidio amounted to $0, $39,068 and $21,869, respectively.

     For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the years ended December 31, 2000, 1999 and 1998, the Administrative General Partner earned $437,282, $412,757 and $604,275, respectively, for its management services.

     For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the years ended December 31, 2000, 1999 and 1998, the Investment General Partner earned $31,030, $31,170 and $47,144, respectively, in mortgage servicing fees.

     At December 31, 2000 and 1999, the amounts due to the General Partners, with respect to management services and mortgage servicing fees, was $103,080 and $113,800, respectively.

     On December 9, 1993, the Partnership entered into a supervisory management agreement with Resources Supervisory Management Corp. ("RSMC'), an affiliate of the General Partners, to perform certain functions relating to supervising the management of the Groton, Connecticut property. As such, RSMC was entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton, Connecticut property when leasing services are performed or 3% of gross revenue when no leasing services are performed. RSMC entered into an agreement with an unaffiliated local management company to perform such services on behalf of the Partnership. The terms of this agreement are substantially the same as the agreement entered into between the Partnership and RSMC. Effective February 1, 2000, property management services are performed by Kestrel Management, L.P. ("Kestrel"), an affiliate of the Agent.

     There was no supervisory management fee earned by RSMC for the year ended December 31, 2000 and 1999. Management fees earned by the unaffiliated local management company amounted to $4,000, $49,583 and $60,920 for the years ended December 31, 2000, 1999 and 1998, respectively. Management fees earned by Kestrel amounted to $26,687 for the year ended December 31, 2000.

     As of December 31, 2000, affiliates of Presidio have purchased 1,482,988 limited partnership units of the Partnership. These units represent 26% of the issued and outstanding limited partnership units. Affiliates of the General Partner received $637,685 in distributions for the year ended December 31, 2000. No distributions were made for the year ended December 31, 1999.

     The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

4.   INVESTMENTS IN MORTGAGE LOANS

     As of December 31, 2000, the Partnership had three outstanding first mortgage loans representing an aggregate mortgage amount advanced of $12,700,000. During 1999, the Partnership was repaid the remaining balance on one of its loans (the DVL note). During 1998, the Partnership was repaid its entire outstanding balance on two of its mortgage loans (Bank of California Loan and Avon Market Center Loan).

     A discussion of these events, as well as a description of the Partnership's other mortgage investments is described below.

     Lionmark Corporate Center Loan

     On June 15, 1993, the Partnership funded a first mortgage loan in the principal amount of $4,000,000 at an annual interest rate of 8.5%, payable in monthly installments of principal and interest (based on a 35-year amortization schedule). The loan is for a ten-year period and may be prepaid without penalty. The loan is with recourse to principals of the borrower if at any time the borrower files a petition under the United States Bankruptcy Code. The loan is secured by a one-story, campus type office or flexible use building, which is part of a larger office park. The building is located in Columbus, Ohio and consists of approximately 79,000 square feet of net rentable area and parking for approximately 357 automobiles. The office building's major tenants include Star Bank Services, GDE Systems, Inc. and TransAmerica. In connection with issuing the commitment, the Partnership received application and commitment fees aggregating $40,000.

     Oliveye Loan

     On October 31, 1997, the Partnership funded a first mortgage loan to Oliveye Hotel Limited Partnership in the principal amount of $6,500,000. The loan had an annual interest rate of 11% and was payable monthly. The loan is secured by the Crowne Plaza Hotel located in Cincinnati, Ohio and matured in October 2000. The mortgage was extended for an additional year with interest at 12% per annum and monthly payments of $68,450. The Partnership received a loan origination fee of $31,872 related to the extension in the fourth quarter of 2000. In addition, the borrower placed in escrow a deed which will be released to the Partnership should the borrower default.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

4.   INVESTMENTS IN MORTGAGE LOANS (CONTINUED)

     DVL Loan (Continued)

     On July 30, 1997, DVL sold one of the properties underlying the Note and made a $1,075,000 prepayment to the Partnership. Approximately $1,032,000 of the prepayment was applied towards the principal balance of the Note and the remainder was applied to interest.

     On April 1, 1998, DVL sold one of the properties underlying the Note and made a $500,000 prepayment to the Partnership, of which $467,787 was applied towards the principal balance of the Note and the remainder was applied to interest and yield maintenance fee.

     In January 1999, the balance of the DVL Note was repaid in its entirety.

     Bank of California Loan

     The Bank of California Loan, in the original principal amount of $8,500,000 ("Wrap Loan"), was secured by, among other things, the interest of Gum Loong Limited Partnership in the land located in downtown Seattle, Washington underlying a building commonly known as The Bank of California Building. In June 1998, a Bankruptcy Court approved settlement of the Wrap Loan in its entirety. At that time, the net carrying value of the Wrap Loan on the Partnership's books was $8,500,000. The Partnership received the full contractual amount of $16,955,560, of which $8,500,000 was applied towards principal and $8,455,560 applied to interest income.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

4.   INVESTMENTS IN MORTGAGE LOANS (CONTINUED)

     Xerox Loan (Continued)

     On March 10, 1998, the Partnership sold this property for $1,550,000, exclusive of closing costs of approximately $93,000. At that time the property had a net carrying value of $1,485,000, resulting in a loss on the disposition of the property of approximately $28,000.

     Information with respect to the Partnership's investments in mortgage loans is summarized below:


                          Interest     Interest                   Mortgage        Interest        (1) (4)             (1)
                            Rate         Rate       Maturity       Amount        Recognized    Carrying Value     Carrying Value
                          Current %    Accrued %      Date        Advanced      Dec. 31, 2000   Dec. 31, 2000     Dec. 31, 1999
                        ------------  ----------   ----------   -------------  --------------  --------------     --------------
Description
-----------
Shopping Center
---------------
Lucky Supermarket
  Buena Park, CA (3)     8.41-10.00     1.82-0      May 2005    $   2,200,000    $   221,539     $  2,223,377      $  2,228,670

Hotel
-----
Crowne Plaza Hotel
  Cincinnati, OH (2)       12.00          --        Oct. 2001       6,500,000         756,551       6,343,442         6,397,682

Office Building
---------------
Lionmark Corp. Ctr.
  Columbus, OH (2)          8.5           --        June 2003       4,000,000        324,906        3,806,912         3,840,261
                                                                 ------------    -----------     ------------      ------------
                                                                 $ 12,700,000    $ 1,302,996     $ 12,373,731      $ 12,466,613
                                                                 ============    ===========     ============      ============

     1. The carrying values of the above mortgage loans are inclusive of acquisition fees, accrued interest recognized and loan origination fees.

     2.   These loans are accounted for under the interest method.

     3.   This loan is accounted for under the investment method.

     4. The contractual balance is equal to the carrying value at December 31, 2000, with the exception of the Lucky Supermarket loan, whose contractual balance is $2,568,396 at December 31, 2000. The contractual balance represents the original mortgage amount advanced plus accrued interest calculated in accordance with the loan agreement.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

4.   INVESTMENTS IN MORTGAGE LOANS (CONTINUED)

     A summary of mortgage activity is as follows:


                                                             INVESTMENT         INTEREST
                                                               METHOD             METHOD             TOTAL
                                                            ------------       ------------       ------------
     Balance, December 31, 1997                             $ 10,762,656       $ 14,686,167       $ 25,448,823
          Interest recognized                                  9,318,505          1,265,080         10,583,585
          Amortization of loan principal                            --             (319,562)          (319,562)
          Cash received inclusive of
             current interest accruals                       (17,847,198)        (5,333,754)       (23,180,952)
                                                            ------------       ------------       ------------
     Balance, December 31, 1998                                2,233,963         10,297,931         12,531,894
          Interest recognized                                    221,539          1,075,548          1,297,087
          Amortization of loan principal                            --              (84,638)           (84,638)
          Cash received inclusive of                                             (1,050,898)
             current interest accruals                          (226,832)                           (1,277,730)
                                                            ------------       ------------       ------------
     Balance, December 31, 1999                                2,228,670         10,237,943         12,466,613
          Interest recognized                                    221,539          1,081,457          1,302,996
          Amortization of loan principal                            --              (92,626)           (92,626)
          Cash received inclusive of
              current interest accruals                         (226,832)        (1,076,420)        (1,303,252)
                                                            ------------       ------------       ------------
     Balance, December 31, 2000                             $  2,223,377       $ 10,150,354       $ 12,373,731
                                                            ============       ============       ============

5.   REAL ESTATE

     The following table is a summary of the Partnership's real estate:

                                              December 31,        December 31,
                                                  2000               1999
                                              ------------       ------------

     Land                                     $  2,460,000       $  2,460,000
     Building and improvements                   8,114,654          8,090,952
                                              ------------       ------------
                                                10,574,654         10,550,952

     Less: accumulated depreciation             (1,405,338)        (1,254,705)
     Less: impairment reserve                   (4,680,933)        (4,680,933)
                                              ------------       ------------
                                              $  4,488,383       $  4,615,314
                                              ============       ============

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

5.   REAL ESTATE (CONTINUED)

     Landover, Maryland

     On December 21, 1992, the Partnership foreclosed on the property securing the Garfinkel's loan. At the foreclosure sale, the Partnership acquired the property for a bid of $3,200,000. In addition, in June 1993 the Partnership paid $84,404 for costs associated with the foreclosure. Such costs have been capitalized as real estate assets and had been depreciated over the estimated useful life of the property.

     The Garfinkel's property has been vacant since the foreclosure by the Partnership. Based upon the continued vacancy and the Partnership's inability to lease or sell the property as well as potential costs to upgrade the property into condition to sell, during 1999 the Partnership recorded a provision for impairment in the amount of $2,379,330, which represented the entire carrying value of the property.

     The Partnership paid real estate taxes for this property during the years ended December 31, 2000, 1999 and 1998 in the amounts of $39,063, $6,594 and $39,135, respectively. Such amounts are included in operating expenses-real estate in the statements of operations.

     Groton, Connecticut

     The Groton loan, in the original principal amount of $8,000,000, was collateralized by a shopping center in Groton, Connecticut. On September 20, 1991, Groton Associates, the borrower, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the United States Bankruptcy Code.

     The Partnership obtained an order from the Bankruptcy Court on July 27, 1993 permitting it to proceed with a foreclosure against the property and directing Groton Associates to turn over all cash collateral and provide an accounting for rents. In addition, beginning with the rents due on August 1, 1993, the Partnership began to collect rents directly. The Partnership commenced a foreclosure action in Connecticut and on December 9, 1993 foreclosed on the shopping center.

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

     At the time of foreclosure, occupancy at the shopping center was approximately 82%. The anticipated lease-up of the vacant space has not occurred as of December 31, 2000 resulting in lower than anticipated net operating income.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

6.   DEFERRED LEASE TERMINATION FEE

     On December 29, 2000, the Partnership received a lease termination payment from a tenant at its Groton, Connecticut property. This payment has been deferred and will be amortized into income for financial statement purposes until such time as a new tenant occupies the vacated space.

7.   FUTURE MINIMUM RENTAL INCOME

     Approximate future minimum rental payments, excluding operating escalations and other charges, due from tenants pursuant to the terms of existing noncancelable leases as of December 31, 2000 are as follows:

              Year ending December 31,
                   2001                           $   549,565
                   2002                               626,691
                   2003                               540,864
                   2004                               458,851
                   2005                               378,826
                   Thereafter                       1,725,425
                                                  -----------
                   Total                          $ 4,280,222
                                                  ===========

     The leases generally provide for minimum rent, and additional rent based on each tenant's gross sales, as well as reimbursement of operating expenses over base year amounts.

8. RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS


                                                                         Years Ended December 31,
                                                            --------------------------------------------------
                                                                2000              1999               1998
                                                            ------------       ------------       ------------
     Net income (loss) per financial statements             $  1,378,971       $ (1,149,261)      $ 10,339,470

     Difference in income recognized on
       mortgage investments                                       15,325             14,004         (8,491,987)

     Provision for impairment, net                                  --            2,379,330               --

     Tax loss on disposition of real estate in
       excess of financial statement                                --                 --             (464,753)

     Income recognized for tax purposes which
       has been deferred until future years for
       financial statement                                       302,500               --                 --

     Tax depreciation in excess of financial
       statement depreciation                                    (72,890)           (12,213)           (19,701)
                                                            ------------       ------------       ------------

     Net income per tax basis                               $  1,623,906       $  1,231,860       $  1,363,029
                                                            ============       ============       ============

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

8. RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (CONTINUED)

     The difference between the Partnership's net assets per financial statements to the tax basis of accounting are as follows:


                                                                        December 31,
                                                            ----------------------------------
                                                                2000                  1999
                                                            ------------          ------------
         Net assets per financial statements                $ 20,793,593          $ 21,886,684
         Deferred interest receivable                            265,401               250,949
         Acquisition and origination fees                         (3,649)               (4,522)
         Allowance for impairments                             4,239,330             4,239,330
         Syndication costs                                     2,669,697             2,669,697
         Cumulative tax depreciation in excess of
                financial statement depreciation                (200,302)             (127,412)
         Deferred revenue                                        302,500                  --
                                                            ------------          ------------
                                                            $ 28,066,570          $ 28,914,726
                                                            ============          ============

             RESOURCES PENSION SHARES 5, L.P.

      Schedule II - Valuation and Qualifying Accounts

                                                                               Additions
                                                                      ----------------------------
                                                    Balance at        Charged to        Charged to                    Balance at
                                                   Beginning of       Costs and           Other                         End of
Description                                           Period           Expenses          Accounts     (Deductions)      Period
                                                   ------------       ----------        ----------     ----------     ----------
YEAR ENDED DECEMBER 31, 2000

Write-down for impairment:
   Landover Mall - Landover, Maryland               $2,820,933        $       --        $       --     $       --     $2,820,933

   Groton Shopping Center - Groton, Connecticut      1,860,000         1,860,000
                                                    ----------        ----------        ----------     ----------     ----------

                                                    $4,680,933        $       --        $       --     $       --     $4,680,933
                                                    ==========        ==========        ==========     ==========     ==========

YEAR ENDED DECEMBER 31, 1999

Write-down for impairment:
   Landover Mall - Landover, Maryland               $       --        $2,820,933(B)     $       --     $       --     $2,820,933

   Groton Shopping Center - Groton, Connecticut      1,860,000         1,860,000
                                                    ----------        ----------        ----------     ----------     ----------

                                                    $1,860,000        $2,820,933        $       --     $       --     $4,680,933
                                                    ==========        ==========        ==========     ==========     ==========

YEAR ENDED DECEMBER 31, 1998

Write-down for impairment:
   Groton Shopping Center - Groton, Connecticut     $1,860,000(A)     $       --        $       --     $       --     $1,860,000
                                                    ----------        ----------        ----------     ----------     ----------

                                                    $1,860,000        $       --        $       --     $       --     $1,860,000
                                                    ==========        ==========        ==========     ==========     ==========


(A) Represents a write-down for impairment on the Groton Shopping Center provided during 1995

(B) Represents a write-down for impairment on the Landover Mall provided during 1999.

                        RESOURCES PENSION SHARES 5, L.P.

             Schedule III - Real Estate and Accumulated Depreciation

                                                                                                Costs Capitalized Subsequent
                                                               Initial Cost to Partnership*           to Acquisition
                                                               ----------------------------     ----------------------------
                                                                               Building
                                                                                  and                             Carrying
Description                                   Encumbrances          Land     Improvements       Improvements        Cost
-----------------------------------------     ------------       ----------  ------------       ------------     ----------
      Landover Mall - Landover, Maryland       $      --         $  640,000   $2,560,000         $       --      $   84,404

      Groton Shopping Center,
       Groton, Connecticut                            --          1,820,000    4,680,000            790,250              --
                                               ---------         ----------   ----------         ----------      ----------

      Total                                    $      --         $2,460,000   $7,240,000         $  790,250      $   84,404
                                               =========         ==========   ==========         ==========      ==========


                                                               Gross Amount at Close of Period
                                               -------------------------------------------------------------
                                                                                 Write-Down
                                                                 Buildings and       For                         Accumulated
                                                   Land          Improvements     Impairment        Total        Depreciation
                                               -----------       -------------   ------------    -----------     ------------
      Landover Mall - Landover, Maryland       $   640,000       $ 2,644,404     $(2,820,933)    $   463,471     $   463,471

      Groton Shopping Center,
       Groton, Connecticut                       1,820,000         5,470,250      (1,860,000)      5,430,250         941,867
                                               -----------       -----------     -----------     -----------     -----------

      Total                                    $ 2,460,000       $ 8,114,654     $(4,680,933)    $ 5,893,721     $ 1,405,338
                                               ===========       ===========     ===========     ===========     ===========

(A)   RECONCILIATION OF REAL ESTATE OWNED

                                                   2000              1999            1998
                                               ------------      ------------    ------------

      Balance at beginning of year             $ 5,870,019       $ 8,626,226     $10,082,162
      Dispositions                                      --                --      (1,500,000)
      Write down for impairment                         --        (2,820,933)             --

Additions during year:
      Improvements                                  23,702            64,726          44,064
                                               -----------       -----------     -----------

      Balance at end of year                   $ 5,893,721       $ 5,870,019     $ 8,626,226
                                               ===========       ===========     ===========

(B)   RECONCILIATION OF ACCUMULATED DEPRECIATION

      Balance at beginning of year             $ 1,254,705       $ 1,044,721     $   850,088

Additions during year:

      Depreciation expense                         150,633           209,984         209,633
      Dispositions                                      --                --         (15,000)
                                               -----------       -----------     -----------

      Balance at end of year                   $ 1,405,338       $ 1,254,705     $ 1,044,721
                                               ===========       ===========     ===========


*    Aggregate cost for income tax purposes is $10,574,654.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective July 28,2000, the Registrant dismissed its prior Independent Auditors, Hays & Company (the "Prior Auditors"). Hays & Company's auditors' report on the balance sheets of the Registrant as of and for years ended December 31, 1999 and 1998, and the related statements of operations, partner's equity and cash flows for each of the three years in the period ended December 31, 1999, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change Independent Auditors was approved by the Registrant's managing general partner's directors. During calendar year ended 1998 and 1999 and through July 28, 2000, there were no disagreements between the Registrant and the Prior Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of the Prior Auditors.

     Effective October 25, 2000, the Registrant engaged Imowitz Koenig & Co., LLP. as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Co., LLP. regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K prior to October 25, 2000.

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

                                Position Held with the             Has Served as a Director
Name                           Managing General Partner               or Officer Since
----                           ------------------------            ------------------------
Michael L. Ashner             President and Director                         10-99

David G. King, Jr.            Vice President                                 11-97

Peter Braverman               Vice President                                 10-99

Lara K. Sweeney               Vice President and Secretary                   10-99

Carolyn Tiffany               Vice President and Treasurer                   10-99

     Michael L. Ashner, age 48, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company "NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm that has organized and administered real estate limited partnerships. Mr. Ashner also currently serves as a Director of Interstate Hotels Corporation, Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

     David G. King, Jr., 38, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. He is also a Vice President of the General Partner. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies (USA).

     Peter Braverman, age 49, has been a Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     Lara K. Sweeney, age 28, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

     Carolyn Tiffany, age 34, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners.

     Except as set forth below, no person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2001:

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

     (b) Security Ownership of Management.

     Affiliates of Presidio own a total of 1,4982,988 Units representing approximately 26% of the total outstanding Units. Neither Presidio, the General Partners or their respective officers and directors own any Units.

     (c) Changes in Control.

     There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During Registrant's fiscal year ended December 31, 2000, the General Partners have earned or received compensation or payments for services from Registrant as follows:


    NAME OF RECIPIENT                        CAPACITY IN WHICH SERVED           COMPENSATION
    -----------------                        ------------------------           ------------
Resources Capital Corp. (3)                Administrative General Partner       $ 437,282 (1)
Resources Pension Advisory Corp. (3)       Investment General Partner           $   3,103 (2)
Presidio AGP Corp. (3)                     Associate General Partner            $    --

(1)  This amount represents a fee for managing affairs of Registrant.

(2) This amount represents a fee for servicing the mortgage loan portfolio of Registrant.

(3) Pursuant to Registrant's Partnership Agreement, for the year ended December 31, 2000, the General Partners were allocated taxable loss as follows:
     $57,198 to the Administrative General Partner and $583 to each of the Investment and Associate General Partners.

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

10(e) Negotiable Promissory Note between DVL, Inc. and Registrant, dated
      February 28, 1997.

10(f) Loan agreement between Oliveye Hotel Limited Partnership and Registrant, dated October 31, 1997.

16. Letter dated July 31, 2000 from Hays & Company incorporated by reference to the Exhibit 16 to Registrant's Current Report on Form 8-K dated July 28, 2000)

(b)   Reports on Form 8-K filed during the last quarter of the fiscal year:

      A Current Report on Form 8-K was filed on October 25, 2000 with respect to the Registrant's change of accountants (Item 4).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2001.

RESOURCES PENSION SHARES 5, L.P.

By:      RESOURCES CAPITAL CORP.
         Administrative General Partner

By:      /s/ Michael L. Ashner                                                          March 30, 2001
         ---------------------------
         Michael L. Ashner
         President

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


       SIGNATURE                           TITLE                                  DATE
       ---------                           -----                                  ----
/s/ Michael L. Ashner                 Director and President                March 30, 2001
---------------------------
Michael L. Ashner

/s/ Carolyn Tiffany                   Vice President and Treasurer          March 30, 2001
---------------------------
Carolyn Tiffany

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

10(e) Negotiable Promissory Note between DVL, Inc. and Registrant, dated
      February 28, 1997.

10(f) Loan Agreement between Oliveye Hotel Limited Partnership and Registrant, dated October 31, 1997.

16. Letter dated July 31, 2000 from Hays & Company incorporated by reference to the Exhibit 16 to Registrant's Current Report on Form 8-K dated July
      28, 2000)