Form 10QSB
period 2001-03-31
RESOURCES PENSION SHARES 5 LP
filed 2001-05-02
CIK 789987

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-15690

                        Resources Pension Shares 5, L.P.

        (Exact name of small business issuer as specified in its charter)


               Delaware                                13-3353722
---------------------------------------    -------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

 Five Cambridge Center, Cambridge, MA                  02142-1493
---------------------------------------    -------------------------------------
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





                                     1 of 13

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2001
                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)


                                                                            MARCH 31,      DECEMBER 31,
                                                                              2001            2000
                                                                          ------------    -------------
ASSETS

Investments in mortgage loans                                             $ 12,353,950     $ 12,373,731
Cash and cash equivalents                                                    4,361,081        4,226,731
Real estate - net                                                            4,602,575        4,488,383
Other assets                                                                   152,616          175,852
Interest receivable - mortgage loans                                           101,359          128,471
                                                                          ------------     ------------

         Total Assets                                                     $ 21,571,581     $ 21,393,168
                                                                          ============     ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities

Accounts payable and accrued expenses                                     $    135,727     $    193,995
Deferred lease termination fee                                                 209,166          302,500
Due to affiliates                                                              114,453          103,080
                                                                          ------------     ------------

         Total Liabilities                                                     459,346          599,575
                                                                          ------------     ------------

Commitment and Contingencies

Partners' Equity:

Limited partners' equity (5,690,843 units
   issued and outstanding)                                                  20,901,403       20,585,947
General partners' equity                                                       210,832          207,646
                                                                          ------------     ------------

         Total Partners' Equity                                             21,112,235       20,793,593
                                                                          ------------     ------------

         Total Liabilities and Partners' Equity                           $ 21,571,581     $ 21,393,168
                                                                          ============     ============


                       See notes to financial statements.

                                     2 of 13

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2001

STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                         FOR THE THREE MONTHS ENDED
                                                                         --------------------------
                                                                         MARCH 31,       MARCH 31,
                                                                            2001           2000
                                                                         ----------     ---------
Revenues:

      Mortgage loans interest income                                      $ 334,933     $ 318,260
      Operating income - real estate                                        223,348       268,024
      Short-term investment interest                                         53,793        64,447
                                                                          ---------     ---------

         Total revenues                                                     612,074       650,731
                                                                          ---------     ---------

Costs and Expenses:

      Management fees                                                       104,524       107,100
      Operating expenses - real estate                                      113,992       115,362
      Depreciation and amortization expense                                  46,696        42,405
      General and administrative expenses                                    15,904        24,354
      Property management fees                                                4,595         9,696
      Mortgage servicing fees                                                 7,721         7,776
                                                                          ---------     ---------

         Total costs and expenses                                           293,432       306,693
                                                                          ---------     ---------

      Net income                                                          $ 318,642     $ 344,038
                                                                          =========     =========

Net income attributable to:

      Limited partners                                                    $ 315,456     $ 340,598

      General partners                                                        3,186         3,440
                                                                          ---------     ---------

                                                                          $ 318,642     $ 344,038
                                                                          =========     =========

Net income per unit of limited partnership
      interest (5,690,843 units outstanding)                              $     .06     $     .06
                                                                          =========     =========


                       See notes to financial statements.

                                     3 of 13

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2001

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)


                                                                LIMITED         GENERAL          TOTAL
                                                               PARTNERS'       PARTNERS'       PARTNERS'
                                                                EQUITY          EQUITY          EQUITY
                                                             -------------   ------------   -------------
Balance - January 1, 2001                                    $ 20,585,947    $    207,646    $ 20,793,593

    Net income                                                    315,456           3,186         318,642
                                                             ------------    ------------   -------------

Balance - March 31, 2001                                     $ 20,901,403    $    210,832    $ 21,112,235
                                                             ============    ============   =============


                       See notes to financial statements.

                                     4 of 13

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2001

STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                           FOR THE THREE MONTHS ENDED
                                                                          ----------------------------
                                                                            MARCH 31,        MARCH 31,
                                                                              2001            2000
                                                                          -----------     ------------
Cash Flows from Operating Activities:

Net income                                                                $   318,642     $   344,038
Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization expense                                 46,696          42,405
         Amortization of origination and acquisition fees                      (6,645)         (5,121)
         Amortization of deferred lease termination fee                       (93,334)           --


      Changes in assets and liabilities:
         Other assets                                                          18,395         (25,337)
         Interest receivable - mortgage loans                                  27,112             190
         Accounts payable and accrued expenses                                (58,268)        153,891
         Other liabilities                                                       --            14,638
         Due to affiliates                                                     11,373        (107,614)
                                                                          -----------     -----------

Net cash provided by operating activities                                     263,971         417,090
                                                                          -----------     -----------

Cash Flows from Investing Activities:

      Mortgage loan repayments received                                        26,426          19,595
      Additions to real estate                                               (156,047)           --
                                                                          -----------     -----------

Net cash (used in) provided by investing activities                          (129,621)         19,595
                                                                          -----------     -----------

Net increase in cash and cash equivalents                                     134,350         436,685

Cash and cash equivalents, beginning of period                              4,226,731       4,801,986
                                                                          -----------     -----------

Cash and cash equivalents, end of period                                  $ 4,361,081     $ 5,238,671
                                                                          ===========     ===========


                       See notes to financial statements.

                                     5 of 13

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2001

                          NOTES TO FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, LP (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2000. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2000 was derived from audited financial statements at such date. Certain amounts have been reclassified to conform to the current years presentation.

     The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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






                                     6 of 13

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2001

                          NOTES TO FINANCIAL STATEMENTS

3.   CONFLICTS OF INTEREST AND TRANSACTION WITH RELATED PARTIES

     Resources Pension Advisory Corp. (the "Investment General Partner"), Resources Capital Corp. (the "Administrative General Partner") and Presidio AGP Corp. (the "Associate General Partner") (collectively referred to as the "General Partners") are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The Administrative General Partner is also a general partner in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may be in the future, in direct competition with the Partnership.

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

     As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the amended and restated Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy.

     For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the three months ended March 31, 2001 and 2000, the Administrative General Partner earned $104,524 and $107,100, respectively, for its management services.

     For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the three months ended March 31, 2001 and 2000, the Investment General Partner earned $7,721 and $7,776, respectively, in mortgage servicing fees.




                                     7 of 13

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2001

                          NOTES TO FINANCIAL STATEMENTS

3.   CONFLICTS OF INTEREST AND TRANSACTION WITH RELATED PARTIES (CONTINUED)

     The Partnership entered into a supervisory management agreement with an unaffiliated management company to perform certain functions relating to supervising the management of the Groton, Connecticut property. As such, the unaffiliated management company was entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton, Connecticut property when leasing services are performed or 3% of gross revenue when no leasing services are performed. Effective February 1, 2000, property management services are performed by Kestrel Management Company ("Kestrel"), an affiliate of the Agent.

     Management fees earned by Kestrel amounted to $4,595 and $5,696 for the three months ended March 31, 2001 and 2000, respectively. Management fees earned by the unaffiliated management company amounted to $4,000 for the three months ended March 31, 2000.

     The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01 % to the Investment General Partner and .01 % to the Associate General Partner.

     As of March 31, 2001 affiliates of Presidio have purchased 1,482,988 limited partnership units of the Partnership. These units represent 26% of the issued and outstanding limited partnership units.

4.   INVESTMENTS IN MORTGAGE LOANS

     Information with respect to the Partnership's investments in mortgage loans is summarized below:

                                     Interest      Interest                    Mortgage         Interest           (1)
                                       Rate          Rate       Maturity        Amount         Recognized     Carrying Value
                                    Current %     Accrued %       Date         Advanced      March 30, 2001   March 30, 2001
                                    ---------     ---------     --------       --------      --------------   --------------
           Description
          -----------

          Shopping Center
          ---------------
          Lucky Supermarket
           Buena Park, CA (3)      8.41-10.00      1.82-0       May 2005      $ 2,200,000      $ 55,385        $ 2,222,054

          Hotel
          -----

          Crowne Plaza Hotel
             Cincinnati, OH (2)       12.00          --        Oct. 2001        6,500,000       198,775          6,336,745

          Office Building
          ---------------

          Lionmark Corp. Ctr.
             Columbus, OH (2)          8.5           --        June 2003        4,000,000        80,773          3,795,151
                                                                              -----------      --------        -----------
                                                                              $12,700,000      $334,933        $12,353,950
                                                                              ===========      ========        ===========





                                     8 of 13

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2001

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN MORTGAGE LOANS (CONTINUED)

     1. The carrying values of the above mortgage loans are inclusive of acquisition fees, accrued interest recognized and loan origination fees.

     2.   These loans are accounted for under the interest method.

     3.   This loan is accounted for under the investment method.


5.   REAL ESTATE

     The following table is a summary of the Partnership's real estate as of:


                                                              March 31,            December 31,
                                                                2001                   2000
                                                         -------------------    ------------------

         Land                                            $       2,460,000      $      2,460,000
         Building and improvements                               8,270,701             8,114,654
                                                         --------------------   -------------------
                                                                10,730,701            10,574,654

         Less: accumulated depreciation                         (1,447,193)           (1,405,338)
         Less: impairment reserve                               (4,680,933)           (4,680,933)
                                                         --------------------   -------------------
                                                         $       4,602,575      $      4,488,383
                                                         ====================   ===================





                                     9 of 13

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

     This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

     Liquidity and Capital Resources

     As of March 31, 2001, the Registrant has funded an aggregate of $12,700,000 to the mortgagors in three outstanding mortgage loans and holds title to two parcels of real property and improvements located thereon. (See Item 1
     - Notes 4 and 5)

     At March 31, 2001, the Registrant's level of liquidity based on cash and cash equivalents increased to $4,361,081 as compared to $4,226,731 as of December 31, 2000. The increase was due to $263,971 in cash from operating activities which was partially offset by $129,621 of cash used in investing activities. Investing activities consisted of $156,047 of additions to real estate, which was slightly offset by mortgage loan repayments of $26,426. All other increases (decreases) in certain assets and liabilities are the result of normal and scheduled operating activities.

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

     The Registrant has been contacted by the mortgagor on the Lionmark Corporate Center loan regarding the prepayment of the loan. At present, it is anticipated that the mortgagor will prepay the loan during the second quarter of 2001.

     Registrant's only sources of liquidity are through payments of its mortgage loan, if any, and from cash flow generated from operations, if any, from its two wholly owned properties. Registrant is required to pay the operating expenses associated with its two properties. If necessary, the Registrant has the right to establish reserves either from disposition proceeds or from cash flows.



                                    10 of 13

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

     Results of Operations

     Net income decreased by $25,396 for the three month period ended March 31, 2001 compared with the same period in the prior year, due to decreases in revenue and expenses.

     Revenues decreased by $38,657 for the three month period ended March 31, 2001 compared with the same period in the prior year, due to decreases in operating income - real estate of $44,676 and in short term investment interest income of $10,654, which was partially offset by an increase of $16,673 in mortgage loan interest income. Operating income - real estate declined due to a decrease in physical occupancy as a result of departure of a major tenant. A substantial portion of the space has been released with occupancy expected in July 2001. Interest income on mortgage loans increased due to an increase in the interest rate on the loan which is secured by the Crowne Plaza Hotel.

     Costs and expenses decreased by $13,261 for the three months ended March 31, 2001 compared with the same period in the prior year, due to a decrease in general and administrative expenses as a result of a decline in legal expenses. All other expenses remained relatively constant.

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




                                    11 of 13

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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




                                    12 of 13

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2001



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            RESOURCES PENSION SHARES 5, L.P.

                            BY:     Resources Capital Corp.
                                    ------------------------------------
                                    Administrative General Partner

                            BY:     /s/ MICHAEL L. ASHNER
                                    ------------------------------------
                                    Michael L. Ashner
                                    President and Director
                                    (Principal Executive Officer)

                            BY:     /s/  CAROLYN B. TIFFANY
                                    ------------------------------------
                                    Carolyn B. Tiffany
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)




                                    Dated:     April 30, 2001









                                    13 of 13