Form 10QSB
period 2001-06-30
RESOURCES PENSION SHARES 5 LP
filed 2001-08-14
CIK 789987

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 --------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

                         Commission file number 0-15690
                                                -------

                        Resources Pension Shares 5, L.P.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Delaware                                  13-3353722
  --------------------------------                   -------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

    7 Bulfinch Place, Boston, MA                            02114
---------------------------------------                  ----------
(Address of principal executive office)                  (Zip Code)


        Registrant's telephone number, including area code (617) 570-4600
                                                           --------------

           Five Cambridge Center, 9th Floor, Cambridge, MA 02142-1493
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



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

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2001
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)
                                                     JUNE 30,       DECEMBER 31,
                                                       2001             2000
                                                   -----------      -----------
ASSETS

Investments in mortgage loans                      $ 8,550,334      $12,373,731
Cash and cash equivalents                            8,434,846        4,226,731
Real estate - net                                    4,595,220        4,488,383
Other assets                                           100,618          175,852
Interest receivable - mortgage loans                   101,208          128,471
                                                   -----------      -----------
         Total Assets                              $21,782,226      $21,393,168
                                                   ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

Accounts payable and accrued expenses              $   101,691      $   193,995
Deferred lease termination fee                            --            302,500
Due to affiliates                                       99,360          103,080
                                                   -----------      -----------
         Total Liabilities                             201,051          599,575
                                                   -----------      -----------
Commitment and Contingencies

Partners' Equity:

Limited partners' equity (5,690,843 units
   issued and outstanding)                          21,365,653       20,585,947
General partners' equity                               215,522          207,646
                                                   -----------      -----------
         Total Partners' Equity                     21,581,175       20,793,593
                                                   -----------      -----------
         Total Liabilities and Partners' Equity    $21,782,226      $21,393,168
                                                   ===========      ===========





                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2001


STATEMENTS OF OPERATIONS (UNAUDITED)
                                                      FOR THE SIX MONTHS ENDED
                                                     ---------------------------
                                                      JUNE 30,         JUNE 30,
                                                        2001             2000
                                                     ----------       ----------
Revenues:

      Mortgage loans interest income                 $  695,078       $  645,214
      Operating income - real estate                    598,775          526,459
      Short-term investment interest                    109,674          141,557
                                                     ----------       ----------
         Total revenues                               1,403,527        1,313,230
                                                     ----------       ----------
Costs and Expenses:

      Management fees                                   195,932          215,100
      Operating expenses - real estate                  235,889          202,770
      Depreciation and amortization expense              95,210           84,937
      General and administrative expenses                66,208           56,646
      Property management fees                            9,647           16,827
      Mortgage servicing fees                            13,059           15,505
                                                     ----------       ----------
         Total costs and expenses                       615,945          591,785
                                                     ----------       ----------
      Net income                                     $  787,582       $  721,445
                                                     ==========       ==========
Net income attributable to:

      Limited partners                               $  779,706       $  714,231

      General partners                                    7,876            7,214
                                                     ----------       ----------
                                                     $  787,582       $  721,445
                                                     ==========       ==========
Net income per unit of limited partnership
      interest (5,690,843 units outstanding)         $      .14       $      .13
                                                     ==========       ==========





                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2001


STATEMENTS OF OPERATIONS (UNAUDITED)
                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                       JUNE 30,        JUNE 30,
                                                        2001            2000
                                                      --------        ---------
Revenues:

      Mortgage loans interest income                  $360,145        $326,954
      Operating income - real estate                   375,427         258,435
      Short-term investment interest                    55,881          77,110
                                                      --------        --------
         Total revenues                                791,453         662,499
                                                      --------        --------
Costs and Expenses:

      Management fees                                   91,408         105,750
      Operating expenses - real estate                 121,897          87,408
      Depreciation and amortization expense             48,514          42,532
      General and administrative expenses               50,304          34,542
      Property management fees                           5,052           7,131
      Mortgage servicing fees                            5,338           7,729
                                                      --------        --------
         Total costs and expenses                      322,513         285,092
                                                      --------        --------
      Net income                                      $468,940        $377,407
                                                      ========        ========
Net income attributable to:

      Limited partners                                $464,251        $373,633

      General partners                                   4,689           3,774
                                                      --------        --------
                                                      $468,940        $377,407
                                                      ========        ========
Net income per unit of limited partnership
      interest (5,690,843 units outstanding)          $    .08        $    .07
                                                      ========        ========





                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2001


STATEMENT OF PARTNERS' EQUITY (UNAUDITED)




                                           LIMITED        GENERAL       TOTAL
                                          PARTNERS'      PARTNERS'     PARTNERS'
                                            EQUITY        EQUITY        EQUITY
                                         -----------     --------    -----------
Balance - January 1, 2001                $20,585,947     $207,646    $20,793,593

    Net income                               779,706        7,876        787,582
                                         -----------     --------    -----------
Balance - June 30, 2001                  $21,365,653     $215,522    $21,581,175
                                         ===========     ========    ===========














                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2001


STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         FOR THE SIX MONTHS ENDED
                                                           JUNE 30,       JUNE 30,
                                                            2001           2000
                                                         ----------     ----------
Cash Flows from Operating Activities:

Net income                                               $  787,582     $  721,445
Adjustments to reconcile net income to net cash
   provided by operating activities
      Depreciation and amortization expense                  95,210         84,937
      Amortization of origination and acquisition fees      (13,289)       (21,605)
      Amortization of deferred lease termination fee       (302,500)          --

   Changes in assets and liabilities:
      Other assets                                           65,551         22,785
      Interest receivable - mortgage loans                   27,263            385
      Accounts payable and accrued expenses                 (92,304)       (72,671)
      Due to affiliates                                      (3,720)        (8,348)
                                                         ----------     ----------
Net cash provided by operating activities                   563,793        726,928
                                                         ----------     ----------
Cash Flows from Investing Activities:

   Satisfaction of mortgage loan                          3,792,159           --
   Mortgage loan repayments received                         44,527         42,693
   Additions to real estate                                (192,364)       (23,702)
                                                         ----------     ----------
Net cash provided by investing activities                 3,644,322         18,991
                                                         ----------     ----------
Net increase in cash and cash equivalents                 4,208,115        745,919

Cash and cash equivalents, beginning of period            4,226,731      4,801,986
                                                         ----------     ----------
Cash and cash equivalents, end of period                 $8,434,846     $5,547,905
                                                         ==========     ==========





                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2001

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

     The results of operations for the six and three months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

                            FORM 10-QSB JUNE 30, 2001

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

     For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.25% per annum of the average month-end net asset value of the Partnership for the first four years after the initial closing date; 1.5% for the next six years; and 1.75% thereafter. For the six months ended June 30, 2001 and 2000, the Administrative General Partner earned $195,932 and $215,100, respectively, for its management services.

     For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the six months ended June 30, 2001 and 2000, the Investment General Partner earned $13,059 and $15,505, respectively, in mortgage servicing fees.

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2001

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

     Management fees earned by Kestrel amounted to $9,647 and $16,827 for the six months ended June 30, 2001 and 2000, respectively. Management fees earned by the unaffiliated management company amounted to $4,000 for the six months ended June 30, 2000.

     The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner.

     As of August 14, 2001 affiliates of Presidio have purchased 1,947,031 limited partnership units of the Partnership. These units represent 34.21% of the issued and outstanding limited partnership units.

4.   INVESTMENTS IN MORTGAGE LOANS

     Information with respect to the Partnership's investments in mortgage loans is summarized below:

                               Interest      Interest                     Mortgage         Interest           (1)
                                 Rate          Rate        Maturity        Amount         Recognized     Carrying Value
                               Current %     Accrued %       Date         Advanced       June 30, 2001   June 30, 2001
                               ----------    ---------    ---------      -----------     -------------   ---------------
     Description

     Shopping Center
     Lucky Supermarket
       Buena Park, CA (3)      8.41-10.00      1.82-0      May 2005      $ 2,200,000        $163,209       $2,220,731

     Hotel
     Crowne Plaza Hotel
        Cincinnati, OH (2)       12.00           --       Oct. 2001        6,500,000         397,103        6,329,603

     Office Building
     Lionmark Corp. Ctr.
        Columbus, OH (4)          8.5            --       June 2003        4,000,000         134,766             --
                                                                         -----------        --------       ----------
                                                                         $12,700,000        $695,078       $8,550,334
                                                                         ===========        ========       ==========

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2001

                          NOTES TO FINANCIAL STATEMENTS


4.   INVESTMENT IN MORTGAGE LOANS (CONTINUED)

     1. The carrying values of the above mortgage loans are inclusive of acquisition fees, accrued interest recognized and loan origination fees.

     2.   This loan is accounted for under the interest method.

     3.   This loan is accounted for under the investment method.

     4. This loan was prepaid by the mortgagor on May 31, 2001 at its carrying value of $3,792,159.

5.   REAL ESTATE

     The following table is a summary of the Partnership's real estate as of:

                                                  June 30,       December 31,
                                                    2001             2000
                                                -----------      -----------
          Land                                  $ 2,460,000      $ 2,460,000
          Building and improvements               8,307,018        8,114,654
                                                -----------      -----------
                                                 10,767,018       10,574,654

          Less: accumulated depreciation         (1,490,865)      (1,405,338)
          Less: impairment reserve               (4,680,933)      (4,680,933)
                                                -----------      -----------

                                                $ 4,595,220      $ 4,488,383
                                                ===========      ===========

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2001


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

     This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

     Liquidity and Capital Resources

     As of June 30, 2001, the Registrant has funded an aggregate of $8,700,000 to the mortgagors in two outstanding mortgage loans and holds title to two parcels of real property and improvements located thereon. On May 31, 2001, the mortgagor on the Lionmark Corporate Center loan prepaid the loan at its carrying value. (See Item 1 - Note 4)

     At June 30, 2001, the Registrant's level of liquidity based on cash and cash equivalents increased to $8,434,846 as compared to $4,226,731 as of December 31, 2000. The increase was due to $563,793 in cash from operating activities and $3,644,322 of cash provided by investing activities. Investing activities consisted of $3,792,159 in cash received for the satisfaction of a mortgage loan and $44,527 in mortgage loan repayments, which was partially offset by $192,364 of additions to real estate. All other increases (decreases) in certain assets and liabilities are the result of normal and scheduled operating activities.

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

     Registrant's only sources of liquidity are through the receipt of payments on its mortgage loans, if any, and from cash flow generated from operations, if any, from its two wholly owned properties. Registrant is required to pay the operating expenses associated with its two properties. If necessary, the Registrant has the right to establish reserves either from disposition proceeds or from cash flows.

     It is anticipated that the Registrant will make a distribution to the partners during the third quarter of 2001.

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2001


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

     Results of Operations

     Net income increased by $66,137 for the six month period ended June 30, 2001 compared with the same period in the prior year, due to an increase in revenue which was offset by an increase in expenses. Net income increased by $91,533 for the three months ended June 30, 2001 as compared to the prior year.

     Revenues increased by $90,297 for the six month period ended June 30, 2001 compared with the same period in the prior year, due to increases in operating income - real estate of $72,316 and in mortgage loans interest income of $49,864, which was partially offset by a decrease of $31,883 in short term investment interest income. Operating income - real estate increased due to an increase in rental rates (occupancy remained constant at 60% as of June 30, 2001 and 2000). Interest income on mortgage loans increased due to an increase in the interest rate on the loan which is secured by the Crowne Plaza Hotel.

     Costs and expenses increased by $24,160 for the six months ended June 30, 2001 compared with the same period in the prior year, due to an increase in operating expenses - real estate, depreciation and amortization expense and general and administrative expenses which were partially offset by decreases in management fees, property management fees, and mortgage servicing fees. Operating expenses - real estate increased as a result of leasing activity at the Registrants' Groton, Connecticut property.

     On May 25, 2001, Bighorn Associates II, LLC, an affiliate of the General Partners, made a tender offer to acquire up to 1,900,000 of the outstanding units of limited partnership interest in the Partnership for a price of $2.80 per unit. Upon expiration of its offer on June 22, 2001, Bighorn Associates II, LLC acquired 426,668 units representing 7.5% of the total outstanding units.

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

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2001


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS" No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the Registrant's financial statements.

     In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS no. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not have a material effect on the Registrant's financial statements.

     Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Registrant is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual fund. The Registrant has no loans outstanding.

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2001


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            RESOURCES PENSION SHARES 5, L.P.


                            BY: RESOURCES CAPITAL CORP.
                                ------------------------------------------------
                                Administrative General Partner



                                BY: /s/ MICHAEL L. ASHNER
                                    --------------------------------------------
                                    Michael L. Ashner
                                    President and Director
                                    (Principal Executive Officer)


                                BY: /s/ CAROLYN B. TIFFANY
                                    --------------------------------------------
                                    Carolyn B. Tiffany
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)




                                    Dated:  August 14, 2001