Form 10QSB
period 2001-09-30
RESOURCES PENSION SHARES 5 LP
filed 2001-11-14
CIK 789987

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-15690

                        Resources Pension Shares 5, L.P.
        -----------------------------------------------------------------
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


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _____ No __X__


                                     1 of 16

                        RESOURCES PENSION SHARES 5, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                       2001             2000
                                                  -------------    -------------
ASSETS

Investments in mortgage loans .................   $   8,541,411    $  12,373,731
Cash and cash equivalents .....................       2,831,334        4,226,731
Real estate - net .............................       4,595,423        4,488,383
Other assets ..................................         219,407          175,852
Interest receivable - mortgage loans ..........         101,052          128,471
                                                  -------------    -------------

    Total Assets ..............................   $  16,288,627    $  21,393,168
                                                  =============    =============

LIABILITIES AND PARTNERS' EQUITY

Liabilities

Accounts payable and accrued expenses .........   $     118,108    $     193,995
Deferred lease termination fee ................            --            302,500
Due to affiliates .............................          83,834          103,080
                                                  -------------    -------------

    Total Liabilities .........................         201,942          599,575
                                                  -------------    -------------

Commitment and Contingencies

Partners' Equity:

Limited partners' equity (5,690,843 units
   issued and outstanding) ....................      15,926,125       20,585,947
General partners' equity ......................         160,560          207,646
                                                  -------------    -------------

     Total Partners' Equity ...................      16,086,685       20,793,593
                                                  -------------    -------------

     Total Liabilities and Partners' Equity ...   $  16,288,627    $  21,393,168
                                                  =============    =============


                       See notes to financial statements.

                                     2 of 16

                        RESOURCES PENSION SHARES 5, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                       2001             2000
                                                  -------------    -------------

Revenues:

   Mortgage loans interest income .............   $     948,327    $     966,938
   Operating income - real estate .............         820,204          828,479
   Short-term investment interest .............         162,880          228,025
                                                  -------------    -------------

      Total revenues ..........................       1,931,411        2,023,442
                                                  -------------    -------------

Costs and Expenses:

   Management fees ............................         272,062          322,100
   Operating expenses - real estate ...........         334,351          313,203
   Depreciation and amortization expense ......         148,677          125,645
   General and administrative expenses ........          99,218          105,285
   Property management fees ...................          17,281           24,954
   Mortgage servicing fees ....................          18,387           23,255
                                                  -------------    -------------

      Total costs and expenses ................         889,976          914,442
                                                  -------------    -------------

   Net income .................................   $   1,041,435    $   1,109,000
                                                  =============    =============

Net income attributable to:

   Limited partners ...........................   $   1,031,021    $   1,097,910

   General partners ...........................          10,414           11,090
                                                  -------------    -------------

                                                  $   1,041,435    $   1,109,000
                                                  =============    =============

Net income per unit of limited partnership
   interest (5,690,843 units outstanding) .....   $         .18    $         .19
                                                  =============    =============


                       See notes to financial statements.


                                     3 of 16

                        RESOURCES PENSION SHARES 5, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                       2001             2000
                                                  -------------    -------------

Revenues:

   Mortgage loans interest income .............   $     253,249    $     321,724
   Operating income - real estate .............         221,429          302,020
   Short-term investment interest .............          53,206           86,468
                                                  -------------    -------------

      Total revenues ..........................         527,884          710,212
                                                  -------------    -------------

Costs and Expenses:

   Management fees ............................          76,130          107,000
   Operating expenses - real estate ...........          98,462          110,433
   Depreciation and amortization expense ......          53,467           40,708
   General and administrative expenses ........          33,010           48,639
   Property management fees ...................           7,634            8,127
   Mortgage servicing fees ....................           5,328            7,750
                                                  -------------    -------------

      Total costs and expenses ................         274,031          322,657
                                                  -------------    -------------

   Net income .................................   $     253,853    $     387,555
                                                  =============    =============

Net income attributable to:

   Limited partners ...........................   $     251,315    $    383,679

   General partners ...........................           2,538            3,876
                                                  -------------    -------------

                                                  $     253,853    $     387,555
                                                  =============    =============

Net income per unit of limited partnership
   interest (5,690,843 units outstanding) .....   $         .04    $         .07
                                                  =============    =============


                       See notes to financial statements.


                                     4 of 16

                        RESOURCES PENSION SHARES 5, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)


                                                        LIMITED         GENERAL          TOTAL
                                                       PARTNERS'       PARTNERS'       PARTNERS'
                                                        EQUITY          EQUITY          EQUITY
                                                     ------------    ------------    ------------
Balance - January 1, 2001                            $ 20,585,947    $    207,646    $ 20,793,593

   Net income                                           1,031,021          10,414       1,041,435

   Distribution to partners
     ($1.00 per limited partnership unit)              (5,690,843)        (57,500)     (5,748,343)
                                                     ------------    ------------    ------------

Balance - September 30, 2001                         $ 15,926,125    $    160,560    $ 16,086,685
                                                     ============    ============    ============



                       See notes to financial statements.


                                     5 of 16

                        RESOURCES PENSION SHARES 5, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,   SEPTEMBER 30,
                                                                2001            2000
                                                            ------------    ------------
Cash Flows from Operating Activities:

Net income ..............................................   $  1,041,435     $ 1,109,000
Adjustments to reconcile net income to net cash
   provided by operating activities
      Depreciation and amortization expense .............        148,677         125,645
      Amortization of origination and acquisition fees ..        (19,934)        (32,407)
      Amortization of deferred lease termination fee ....       (302,500)           --


   Changes in assets and liabilities:
      Other assets ......................................        (60,458)         31,145
      Interest receivable - mortgage loans ..............         27,419         (18,318)
      Accounts payable and accrued expenses .............        (75,887)        (64,251)
      Other liabilities .................................           --             4,623
      Due to affiliates .................................        (19,246)        104,402
                                                            ------------    ------------

Net cash provided by operating activities ...............        739,506       1,259,839
                                                            ------------    ------------

Cash Flows from Investing Activities:

   Satisfaction of Mortgage loan ........................      3,792,159            --
   Mortgage loan repayments received ....................         60,095          66,378
   Additions to real estate .............................       (238,814)        (23,702)
                                                            ------------    ------------

Net cash provided by investing activities ...............      3,613,440          42,676
                                                            ------------    ------------

Cash Flows from Financing Activities:

   Distribution to Partners .............................     (5,748,343)           --
                                                            ------------     -----------

Cash used in financing activities .......................     (5,748,343)           --
                                                            ------------     -----------

Net (decrease) increase in cash and cash equivalents ....     (1,395,397)      1,302,515

Cash and cash equivalents, beginning of period ..........      4,226,731       4,801,986
                                                            ------------     -----------

Cash and cash equivalents, end of period ................   $  2,831,334     $ 6,104,501
                                                            ============     ===========



                       See notes to financial statements.


                                     6 of 16

                        RESOURCES PENSION SHARES 5, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

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

     The results of operations for the nine and three months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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


                                     7 of 16

                        RESOURCES PENSION SHARES 5, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

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

     For managing the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.75% per annum of the average month-end net asset value of the Partnership. For the nine months ended September 30, 2001 and 2000, the Administrative General Partner earned $272,062 and $322,100, respectively, for its management services.

     For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the nine months ended September 30, 2001 and 2000, the Investment General Partner earned $18,387 and $23,255, respectively, in mortgage servicing fees.


                                     8 of 16

                        RESOURCES PENSION SHARES 5, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

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

     Management fees earned by Kestrel amounted to $17,281 and $20,954 for the nine months ended September 30, 2001 and 2000, respectively. Management fees earned by the unaffiliated management company amounted to $4,000 for the nine months ended September 30, 2000.

     The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01 % to the Investment General Partner and .01 % to the Associate General Partner. During the nine months ended September 30, 2001, the General Partners collectively received $57,500 in distributions.

     As of October 31, 2001 affiliates of Presidio have purchased 1,949,694 limited partnership units of the Partnership. These units represent 34.27% of the issued and outstanding limited partnership units.

4.   INVESTMENTS IN MORTGAGE LOANS

     Information with respect to the Partnership's investments in mortgage loans is summarized below:


                                Interest     Interest                 Mortgage        Interest            (1)
                                  Rate         Rate       Maturity     Amount        Recognized     Carrying Value
                               Current %     Accrued %      Date      Advanced     Sept. 30, 2001   Sept. 30, 2001
                               ----------   ----------   ---------   -----------   --------------   --------------
     Description

     Shopping Center
     Lucky Supermarket
       Buena Park, CA (3)(6)   8.41-10.00     1.82-0      May 2005   $ 2,200,000   $      218,594   $    2,219,408

     Hotel
     Crowne Plaza Hotel
        Cincinnati, OH (2)        12.00         --       Oct. 2001     6,500,000          594,967        6,322,003
                                                            (5)

     Office Building
     Lionmark Corp. Ctr.
        Columbus, OH (4)           8.5          --       June 2003     4,000,000          134,766            --
                                                                     -----------   --------------   --------------
                                                                     $12,700,000   $      948,327   $   8,541,411
                                                                     ===========   ==============   ==============



                                     9 of 16

                        RESOURCES PENSION SHARES 5, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

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

     5. The Partnership and borrower are currently in negotiations to extend the loan for six months with a 1% increase in the interest rate and a .5% fee.

     6. The Partnership recently exercised its right to accelerate the maturity date of the loan secured by the Buena Park property. As a result, the loan is now due on April 1, 2002. Pursuant to the terms of the loan, additional interest may be due based on the value of the property as determined by an appraiser. At present, pending completion of the appraisal, the Partnership is unable to determine the amount, if any, of additional interest that will be due on this loan.

5.   Real Estate

     The following table is a summary of the Partnership's real estate as of:

                                                   September 30,   December 31,
                                                       2001            2000
                                                   ------------    ------------

        Land ...................................   $  2,460,000    $  2,460,000
        Building and improvements ..............      8,353,468       8,114,654
                                                   ------------    ------------
                                                     10,813,468      10,574,654

        Less: accumulated depreciation .........     (1,537,112)     (1,405,338)
        Less: impairment reserve ...............     (4,680,933)     (4,680,933)
                                                   ------------    ------------

                                                   $  4,595,423    $  4,488,383
                                                   ============    ============

6.   DISTRIBUTION TO PARTNERS

     During August 2001, the Partnership declared and paid a $5,748,343 distribution to partners of record as of August 1, 2001. Of this amount, the limited partners collectively received $5,690,843 or $1.00 per unit. No distributions were made during the nine months ended September 30, 2000.


                                    10 of 16

                        RESOURCES PENSION SHARES 5, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

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

          Liquidity and Capital Resources

          As of September 30, 2001, the Registrant has funded an aggregate of $8,700,000 to the mortgagors in two outstanding mortgage loans. A third mortgage loan which was secured by the Lionmark Corporate Center in Columbus, Ohio was prepaid on May 31, 2001 at the loans carrying value. In addition, the Registrant holds title to two parcels of real property and the improvements situate thereon located in Landover, Maryland and Groton, Connecticut. These properties were acquired through foreclosure of the loans made by the Registrant to the former owner of such properties. The Landover property is currently vacant and, at September 30, 2001 the Groton property was 60% occupied and had an average rental rate of $9.86 per square foot. (See Item 1 - Notes 4 and 5).

          At September 30, 2001, the Registrant's level of liquidity based on cash and cash equivalents decreased to $2,831,334 as compared to $4,226,731 as of December 31, 2000. The decrease was due to a distribution to partners of $5,748,343, which was partially offset by $739,506 of cash provided by operating activities and $3,613,440 of cash provided by investing activities. Investing activities consisted of $3,792,159 in cash received for the satisfaction of a mortgage loan and $60,095 in mortgage loan repayments, which was partially offset by $238,814 of additions to real estate. All other increases (decreases) in certain assets and liabilities are the result of normal and scheduled operating activities. At September 30, 2001, the Partnership had approximately $2,831,000 in cash and cash equivalents, of which $2,615,000 was invested primarily in money market mutual funds.

          The Partnership recently exercised its right to accelerate the maturity date of the loan secured by the Buena Park property. As a result, the loan is now due on April 1, 2002. Pursuant to the terms of the loan, additional interest may be due based on the value of the property as determined by an appraiser. At present, pending completion of the appraisal, the Partnership is unable to determine the amount, if any, of additional interest that will be due on this loan.


                                    11 of 16

                        RESOURCES PENSION SHARES 5, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

          Liquidity and Capital Resources (Continued)

          Registrant's only sources of liquidity are through payments on its mortgage loans, if any, and from cash flow generated from operations, if any, from its two wholly owned properties. Registrant is required to pay the operating expenses associated with its two properties. If necessary, the Registrant has the right to establish reserves either from disposition proceeds or from cash flows. Funds which are necessary to lease up the Landover property and to remedy deferred maintenance conditions at the Landover property and for capital improvements will be supplied from the Registrant's working capital reserves. The Registrant currently holds working capital reserves in short term investments at rates which are lower than the returns previously earned on the loans that have been repaid. If excess working capital is ultimately invested in new loans, these investments are likely to be at lower rates than previous investments due to current market conditions.

          Results of Operations

          Net income decreased by $67,565 for the nine month period ended September 30, 2001 compared to the same period in the prior year due to a decrease in revenue which was partially offset by a decrease in expenses. Net income decreased by $133,702 for the three months ended September 30, 2001 as compared to the prior year.

          Revenues decreased by $92,031 for the nine month period ended September 30, 2001 compared to the same period in the prior year due to decreases in short term investment income of $65,145, in mortgage loans interest income of $18,611 and in operating income - real estate of $8,275. Short term investment income decreased as a result of lower interest rates. Interest income on mortgage loans decreased due to the loan that was secured by the Lionmark Corporation Center being prepaid by the mortgagor on May 31, 2001, which was partially offset by an increase in the interest rate on the loan that is secured by the Crowne Plaza Hotel. Operating income - real estate decreased due to a decline in occupancy (60% at September 30, 2001 vs. 80% at September 30, 2000) partially offset by an increase in rental rates.

          Costs and expenses decreased by $24,466 for the nine months ended September 30, 2001 compared to the same period in the prior year, due to decreases in management fees, general and administrative expenses, property management fees and mortgage servicing fees, which were partially offset by increases in operating expenses - real estate and depreciation and amortization. Management fees paid to the Administrative General Partner decreased due to a decrease in the average net asset value of the Registrant. Operating expenses - real estate increased as a result of leasing activity at the Registrants' Groton, Connecticut property.

          On May 25, 2001, Bighorn Associates II, LLC, an affiliate of the General Partners, made a tender offer to acquire up to 1,900,000 of the outstanding units of limited partnership interest in the Partnership for a price of $2.80 per unit. Upon expiration of its offer on June 22, 2001, Bighorn Associates II, LLC acquired 426,668 units representing 7.5% of the total outstanding units.


                                    12 of 16

                        RESOURCES PENSION SHARES 5, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

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


                                    13 of 16

                        RESOURCES PENSION SHARES 5, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

          Recently Issued Accounting Standards (Continued)

          Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Partnership's results of operations.

          Quantitative and Qualitative Disclosure about Market Risk

          The Registrant is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual fund. The Registrant has no loans outstanding.


                                    14 of 16

                        RESOURCES PENSION SHARES 5, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001



PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a) Reports on Form 8-K:

                 No reports on Form 8-K were filed during the period ended September 30, 2001.


                                    15 of 16

                        RESOURCES PENSION SHARES 5, L.P.

                         FORM 10-QSB SEPTEMBER 30, 2001


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            RESOURCES PENSION SHARES 5, L.P.


                            BY: Resources Capital Corp.
                                --------------------------------------------
                                Administrative General Partner


                                BY: /s/ Michael L. Ashner
                                    ----------------------------------------
                                    Michael L. Ashner
                                    President and Director
                                    (Principal Executive Officer)


                                BY: /s/  Carolyn B. Tiffany
                                    ----------------------------------------
                                    Carolyn B. Tiffany
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)




                                    Dated:     November 14, 2001





                                    16 of 16