Form 10KSB
period 2001-12-31
RESOURCES PENSION SHARES 5 LP
filed 2002-03-28
CIK 789987

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934


For the Fiscal Year Ended                                        Commission File
December 31, 2001                                                Number 0-15690


                        RESOURCES PENSION SHARES 5, L.P.
              ----------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                               13-3353722
--------------------------------                             ------------------
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)


7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts       02114
-----------------------------------------------------------------    ----------
   (Address of principal executive offices)                          (Zip  Code)


Registrant's telephone number including area code:                (617) 570-4600
                                                                  --------------


        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:


                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $2,409,495.

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

PART I


ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

Resources Pension Shares 5, L.P. (the "Registrant") was organized as a Delaware limited partnership on February 11, 1986. The general partners of the Registrant are Resources Capital Corp. (the "Administrative Partner"), Resources Pension Advisory Corp. (the "Investment General Partner") and Presidio AGP Corp. (the "Associate General Partner"). The Associate General Partner, the Administrative General Partner and the Investment General Partner are collectively referred to herein as the "General Partners". The General Partners are all ultimately controlled by NorthStar Capital Investment Corporation, a Maryland corporation ("NorthStar"). See "Management/Employees" below.

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


MANAGEMENT/EMPLOYEES

Registrant does not have any employees. The General Partners, their affiliates and agents, manage the business of the Registrant. On October 21, 1999, an affiliate of NorthStar and the then controlling entity of the General Partners entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to Registrant and other entities affiliated with Registrant.

As a result of this agreement, the Agent has the duty to direct the day to day affairs of Registrant, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Registrant's assets, preparation of all reports, maintaining records and maintaining bank accounts of Registrant. The Agent is not permitted, however, without the consent of an affiliate of NorthStar, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause Registrant to sell or acquire an asset or file for bankruptcy protection.

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

MORTGAGE INVESTMENTS OF REGISTRANT

As of December 31, 2001, Registrant had investments in two first mortgage loans in the original aggregate amount of $8,700,000. The following table sets forth, as of December 31, 2001, the outstanding mortgage loan investments made by
Registrant:

                                                          Mortgage loans as of December 31, 2001
                                  ----------------------------------------------------------------------------
                                                 Original                                              Current
                                                 Mortgage         Carrying       Date     Maturity     Interest
                                    Sq. Ft.       Amount            Value       Funded      Date         Rate
                                  ----------  ---------------     --------     ---------  --------     -------
   Shopping Center
   ---------------
   Lucky Supermarket
   Buena Park, California            47,000     $2,200,000       $2,218,084      5/88      4/02(1)      10.0%(2)

   Hotel
   -----
   Crowne Plaza Hotel
   Cincinnati, Ohio(3)              200,000     $6,500,000       $6,319,366      10/97       (3)        12.0%


                                                $8,700,000       $8,537,450
                                                ==========       ==========


          (1) The Registrant has exercised its right to accelerate the maturity date to April 1, 2002.

          (2) In addition to fixed interest, Registrant is entitled to contingent interest in an amount equal to a percentage of the rent received by the borrower from the property securing the mortgage above a base amount, payable annually, and/or a percentage of the excess of the value of the property above a base amount, payable at maturity.

          (3) Loan originally matured on October 2000 and was extended to October 2001. The borrower continues to make debt service payments on the loan and the Registrant and borrower have negotiated a further extension to May 1, 2003. In connection with the October 2000 extension, the interest rate was increased 1%, a fee of .5% of the principal balance was paid and the borrower placed a deed in escrow.

For additional information regarding Registrant's mortgage investments see Item 6 "Management's Discussion and Analysis or Plan of Operation" and Item 7 "Financial Statements Note 4."


RECENT MORTGAGE TRANSACTIONS

         Lionmark Corp. - This loan was originally a $4,000,000 first mortgage loan, which was secured by an office building located in Columbus, Ohio. The loan, which bore interest at 8.5% per annum and was scheduled to mature in June 2003 was prepaid by the mortgagor on May 31, 2001 at its carrying value of $3,792,159

         Lucky Supermarkets - The Registrant has exercised its right to accelerate the maturity of this loan to April 1, 2002. Accordingly, it is anticipated that the contractual balance on this loan will be repaid in accordance with its terms on or about April 1, 2002.


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

         Garfinkel Property - On December 21, 1992, through a foreclosure auction, Registrant acquired fee simple title to the Garfinkel property by bidding $3,200,000, the amount of the mortgage indebtedness then owed to it. The Garfinkel property is located in Landover, Maryland and is part of a regional shopping center known as Landover Mall. The parcel of land comprises approximately 4.93 acres. The building is a two-story retail facility consisting of 93,384 rentable square feet of space. As of March 1, 2002, Registrant has been unable to sell or lease the property and the building remains vacant.

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

         Based upon the property's continued vacancy and the lack of interest received by the Registrant in its efforts to lease or sell the property as well as the potential costs to upgrade the property, during the fourth quarter of 1999, the Registrant recorded a provision for impairment of $2,379,330, which represented the full carrying value of the property net the unexpended asbestos reserve of $441,604.

         Groton Property - On December 9, 1993, through a foreclosure auction, Registrant acquired fee simple title to the Groton Shopping Center property. The shopping center is located in Groton, Connecticut. The parcel of land comprises approximately 17 acres. The property is a neighborhood strip shopping center containing a gross leasable area of approximately 119,000 square feet. In addition, the strip center has a parking area for approximately 450 automobiles. As of December 31, 2001 and December 31, 2000, the Groton Shopping Center was approximately 60% and 80% occupied and had average rental rates of $9.87 and $7.80 per square foot, respectively. The decrease in occupancy is due to the lease termination with A&P as discussed below.

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

As of March 1, 2002, there were approximately 3,383 limited partners of Registrant, owning an aggregate of 5,690,843 Units.

Distributions per Unit during 2001 and 2000 were as follows:

          DISTRIBUTION WITH
      RESPECT TO QUARTER ENDED              AMOUNT OF DISTRIBUTION PER UNIT
      ------------------------              -------------------------------
                                               2001                  2000
                                               ----                  ----
March 31                                     $   -                 $   -
June 30                                      $   -                 $   -
September 30                                 $1.00                 $   -
December 31                                  $   -                 $.43


There are no material legal restrictions upon Registrant's present or future ability to make distributions from operations in accordance with the provisions of Registrant's Amended and Restated Certificate of Limited Partnership and Partnership Agreement ("Partnership Agreement"). The Partnership Agreement provides that through April 1, 1998, disposition Proceeds received were required to be reinvested or held as reserves, but not distributed. For a further discussion of factors which may affect distributions see "Item 6. Management's Discussion and Analysis or Plan of Operation."

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.


Liquidity and Capital Resources

As of December 31, 2001, the Registrant has funded an aggregate of $8,700,000 to the mortgagors in two outstanding mortgage loans and holds title to two parcels of real property and improvements located thereon. A third mortgage loan, which was secured by the Lionmark Corporate Center in Columbus, Ohio, was prepaid on May 31, 2001 at the loans carrying value. (See Item 7 - Financial Statements and Supplemental Data - Notes 4 and 5)

At December 31, 2001, the Registrant's level of liquidity based on cash and cash equivalents decreased to $1,926,593 as compared to $4,226,731 as of December 31, 2000. The decrease was primarily due to distributions to partners of $5,748,343, which was partially offset by an increase of $879,749 in cash from operating activities and $2,568,456 of cash from investing activities. Investing activities consisted of $3,792,159 in cash received for the satisfaction of a mortgage loan and mortgage loan repayments of $65,389, which were partially offset by $1,289,092 of additions to real estate. All other increases (decreases) in certain assets and liabilities are the result of normal and scheduled operating activities. At December 31, 2001, the Registrant had $1,926,593 in cash and cash equivalents, of which approximately $1,678,000 was invested primarily in money market mutual funds.

The Registrant recently exercised its right to accelerate the maturity date of the loan secured by the Buena Park property. As a result, the loan is now due on April 1, 2002.

The Registrant's Oliveye loan was scheduled to mature in October 2001. The Registrant is currently in negotiations to extend the maturity date of its Oliveye loan until May 1, 2003, at the same terms and conditions.

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

The Registrant was not directly affected by the events of the September 11th terrorist attacks, however, the attacks have had a negative effect on the economy which was already considered to be in a recession. The Registrant could be affected by declining economic conditions as a result of various factors that affect the real estate business including the financial condition of tenants, competition, and increased operating costs.

On May 25, 2001, Bighorn Associates II, LLC, an affiliate of the General Partners, made a tender offer to acquire up to 1,900,000 of the outstanding units of limited partnership interest in the Registrant for a price of $2.80 per unit. Upon expiration of its offer on June 22, 2001, Bighorn Associates II, LLC acquired 426,668 units representing 7.5% of the total outstanding units.

During the year ended December 31, 2001, the Registrant distributed $5,748,343 to unitholders, of which the limited partners received $5,690,843 or $1.00 per unit.

During the year ended December 31, 2001, affiliates of the General Partners, who hold units of limited partnership interest in the Registrant, received approximately $1,950,000 of the distribution made to the limited partners.


Results of Operations

Net income decreased by $188,723 for the year ended December 31, 2001 compared with the same period in the prior year. The decrease was due to a decrease in revenues which was partially offset by a decrease in costs and expenses.

Revenues decreased by $239,606 for the year ended December 31 2001 compared to the same period in the prior year due to decreases in short term investment income of $109,043, in mortgage loans interest income of $107,263 and in other income of $63,868, which were slightly offset by an increase in operating income
- real estate of $40,568. Short term investment income decreased as a result of lower interest rates and lower capital reserves available for investment. Interest income on mortgage loans decreased due to the loan that was secured by the Lionmark Corporation Center being prepaid by the mortgagor on May 31, 2001, which was partially offset by an increase in the interest rate on the loan that is secured by the Crowne Plaza Hotel. Operating income - real estate improved due to an increase in rental rates, which was offset by a decline in occupancy.

Costs and expenses decreased by $50,883 for the year ended December 31, 2001, compared to the same period in the prior year, due to decreases in management fees, general and administrative expenses and mortgage servicing fees, which were partially offset by increases in operating expenses - real estate and depreciation and amortization. Management fees paid to the Administrative General Partner decreased due to a decrease in the average net asset value of the Registrant. Operating expenses - real estate increased as a result of leasing activity at the Registrants' Groton, Connecticut property. Depreciation and amortization increased as a result of additions to real estate during 2001.


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

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS no. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but will rather be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not have a material effect on the Registrant's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's results of operations.


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

ITEM 7.  FINANCIAL STATEMENTS

                        RESOURCES PENSION SHARES 5, L.P.
                        ---------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                     YEARS ENDED DECEMBER 31, 2001 and 2000
                     --------------------------------------

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----


Independent Auditors' Report.................................................10

Financial Statements:

Balance Sheets as of December 31, 2001 and 2000..............................11

Statements of Operations for the Years Ended
December 31, 2001 and 2000...................................................12

Statements of Partners' Equity for the Years Ended
December 31, 2001 and 2000...................................................13

Statements of Cash Flows for the Years Ended
December 31, 2001 and 2000...................................................14

Notes to Financial Statements................................................15

                          Independent Auditors' Report
                          ----------------------------

To the Partners
Resources Pension Shares 5, L.P.



We have audited the accompanying balance sheets of Resources Pension Shares 5, L.P. (a limited partnership) (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Pension Shares 5, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
February 18, 2002

                       RESOURCES PENSION SHARES 5, L.P.
                       --------------------------------

                                BALANCE SHEETS
                                --------------

                                                                                             DECEMBER 31,
                                                                               -----------------------------------------------
                                                                                       2001                     2000
                                                                               ---------------------   -----------------------
ASSETS

Investments in mortgage loans                                                  $          8,537,450    $           12,373,731
Cash and cash equivalents                                                                 1,926,593                 4,226,731
Real estate - net                                                                         5,561,374                 4,488,383
Other assets                                                                                159,537                   175,852
Interest receivable - mortgage loans                                                        227,170                   128,471
                                                                               ---------------------   -----------------------

         Total Assets                                                          $         16,412,124    $           21,393,168
                                                                               =====================   =======================

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses                                          $            105,591    $              193,995
Deferred lease termination fee                                                                    -                   302,500
Due to affiliates                                                                            71,035                   103,080
                                                                               ---------------------   -----------------------

         Total Liabilities                                                                  176,626                   599,575
                                                                               ---------------------   -----------------------

Commitment  and contingencies

Partners' Equity:

Limited partners' equity (5,690,843 units
   issued and outstanding)                                                               16,073,450                20,585,947
General partners' equity                                                                    162,048                   207,646
                                                                               ---------------------   -----------------------

         Total Partners' Equity                                                          16,235,498                20,793,593
                                                                               ---------------------   -----------------------

         Total Liabilities and Partners' Equity                                $         16,412,124    $           21,393,168
                                                                               =====================   =======================

                   See notes to financial statements.

                RESOURCES PENSION SHARES 5, L.P.
                --------------------------------

                   STATEMENTS OF OPERATIONS
                   ------------------------

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------

                                                                          2001                    2000
                                                                   --------------------    -------------------
Revenues:

      Mortgage loans interest income                               $         1,195,733     $        1,302,996
      Operating income - real estate                                         1,021,842                981,274
      Short-term investment interest                                           176,300                285,343
      Other income                                                              15,620                 79,488
                                                                   --------------------    -------------------

         Total revenues                                                      2,409,495              2,649,101
                                                                   --------------------    -------------------

Costs and Expenses:

      Management fees                                                          337,320                437,282
      Operating expenses - real estate                                         467,958                441,030
      Depreciation and amortization expense                                    232,013                167,319
      General and administrative expenses                                      128,134                162,782
      Property management fees                                                  30,110                 30,687
      Mortgage servicing fees                                                   23,712                 31,030
                                                                   --------------------    -------------------

         Total costs and expenses                                            1,219,247              1,270,130
                                                                   --------------------    -------------------

      Net income                                                   $         1,190,248     $        1,378,971
                                                                   ====================    ===================

Net income attributable to:

      Limited partners                                             $        1,178,346      $      1,365,181

      General partners                                                          11,902                 13,790
                                                                   --------------------    -------------------

                                                                    $        1,190,248      $       1,378,971
                                                                   ====================    ===================

Net income per unit of limited partnership
      interest (5,690,843 units outstanding)                        $              .21      $             .24
                                                                   ====================    ===================


                        See notes to financial statements.

                      RESOURCES PENSION SHARES 5, L.P.
                      --------------------------------

                        STATEMENTS OF PARTNERS' EQUITY
                        ------------------------------

               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
               -----------------------------------------------

                                                                  LIMITED              GENERAL                 TOTAL
                                                                 PARTNERS'            PARTNERS'              PARTNERS'
                                                                  EQUITY                EQUITY                 EQUITY
                                                          ---------------------  --------------------   ---------------------
Balance - January 1, 2000                                 $         21,667,828    $          218,856    $         21,886,684


    Net income                                                       1,365,181                13,790               1,378,971

Distribution to partners
    ($.43 per limited partnership unit)                             (2,447,062)              (25,000)             (2,472,062)
                                                          ---------------------   -------------------   ---------------------

Balance - December 31, 2000                                         20,585,947               207,646              20,793,593

    Net income                                                       1,178,346                11,902               1,190,248

    Distribution to partners
      ($1.00 per limited partnership unit)                          (5,690,843)              (57,500)             (5,748,343)
                                                          ---------------------   -------------------   ---------------------

Balance - December 31, 2001                               $         16,073,450    $          162,048    $         16,235,498
                                                          =====================   ===================   =====================




                       See notes to financial statements.

              RESOURCES PENSION SHARES 5, L.P.
              --------------------------------

                  STATEMENTS OF CASH FLOWS
                  ------------------------

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                            2001                     2000
                                                                  ----------------------   ----------------------
Cash Flows from Operating Activities:

Net income                                                        $           1,190,248    $           1,378,971
Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization expense                                  232,013                  167,319
         Amortization of origination and acquisition fees                       (21,267)                 (31,616)
         Stepped lease rentals                                                   13,720                   33,942

      Changes in assets and liabilities:
         Other assets                                                           (13,317)                 (57,212)
         Interest receivable - mortgage loans                                   (98,699)                 (23,431)
         Accounts payable and accrued expenses                                  (88,404)                  36,258
         Other liabilities                                                     (302,500)                 302,500
         Due to affiliates                                                      (32,045)                 (10,720)
                                                                  ----------------------   ----------------------

Net cash provided by operating activities                                       879,749                1,796,011
                                                                  ----------------------   ----------------------

Cash Flows from Investing Activities:

      Satisfaction of mortgage loan                                           3,792,159                        -
      Mortgage loan repayments received                                          65,389                   92,626
      Additions to real estate                                               (1,289,092)                 (23,702)
      Loan origination fees received                                                  -                   31,872
                                                                  ----------------------   ----------------------

Net cash provided by investing activities                                     2,568,456                  100,796
                                                                  ----------------------   ----------------------

Cash Flows from Financing Activities:

      Distributions to partners                                              (5,748,343)              (2,472,062)
                                                                  ----------------------   ----------------------

Cash used in financing activities                                            (5,748,343)              (2,472,062)
                                                                  ----------------------   ----------------------

Net decrease in cash and cash equivalents                                    (2,300,138)                (575,255)

Cash and cash equivalents, beginning of period                                4,226,731                4,801,986
                                                                  ----------------------   ----------------------

Cash and cash equivalents, end of period                          $           1,926,593    $           4,226,731
                                                                  ======================   ======================

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------




1.       ORGANIZATION

Resources Pension Shares 5. L.P., a Delaware limited partnership (the "Partnership"), was formed under the Delaware Revised Uniform Limited Partnership Act on February 11, 1986 for the purpose of investing primarily in participating mortgage loans and, to a lesser extent, land sale-leaseback transactions on improved, income-producing real estate. The Partnership will terminate on December 21, 2010, or sooner, in accordance with the terms of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

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

Resources Pension Advisory Corp., (the "Investment General Partner"), Resources Capital Corp., (the "Administrative General Partner") and Presidio AGP Corp., (the "Associate General Partner") (collectively referred to as the "General Partners") are controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation. The Administrative General Partner is also a general partner in several other limited partnerships which are also affiliated with NorthStar and which are engaged in business that are, or may be in the future, in direct competition with the Partnership.

 On October 21, 1999, Presidio Capital Corp. ("Presidio"), an affiliate of NorthStar, entered into a Service Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained and is compensated by Presidio to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

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

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------


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

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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


Net income and distributions per unit of limited partnership interest

Net income and distribution per unit of limited partnership interest are computed based upon the number of outstanding units (5,690,843) for the year.


Income Taxes

No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to the Partnership's income or loss, which could affect the tax liability of the individual partners.


Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the Partnership's financial statements.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but will rather be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not have a material effect on the Partnership's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's results of operations.


3. CONFLICTS OF INTEREST AND TRANSACTION WITH RELATED PARTIES

For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.75% of the average month-end net asset value of the Partnership. For the years ended December 31, 2001 and 2000, the Administrative General Partner earned $337,320 and $437,282, respectively, for its management services.

For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the years ended December 31, 2001 and 2000, the Investment General Partner earned $23,712 and $31,030, respectively, in mortgage servicing fees.

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------


3. CONFLICTS OF INTEREST AND TRANSACTION WITH RELATED PARTIES (CONTINUED)

At December 31, 2001 and 2000, the amounts due to the General Partners, with respect to management services and mortgage servicing fees, were $71,035 and $103,080, respectively.

The Partnership had entered into a supervisory management agreement with an unaffiliated management company to perform certain functions relating to supervising the management of the Groton, Connecticut property. As such, the unaffiliated management company was entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton, Connecticut property when leasing services are performed or 3% of gross revenue when no leasing services are performed. Since February 1, 2000, property management services have been performed by Kestrel Management, L.P. ("Kestrel"), an affiliate of the Agent.

Management fees earned by Kestrel amounted to $30,110 and $26,687 for the years ended December 31, 2001 and 2000, respectively. Management fees earned by the unaffiliated management company amounted to $4,000 for the year ended December 31, 2000.

As of December 31, 2001, affiliates of Presidio own 1,949,694 limited partnership units of the Partnership. These units represent approximately 34.27% of the issued and outstanding limited partnership units. Affiliates of the General Partners received approximately $1,950,000 and $638,000 of the distributions made to the limited partners for the years ended December 31, 2001 and 2000, respectively.

The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, ..01 % to the Investment General Partner and .01 % to the Associate General Partner. During the years ended December 31, 2001 and 2000, the General Partners collectively received $57,500 and $25,000, respectively, in distributions.


4. INVESTMENTS IN MORTGAGE LOANS

As of December 31, 2001, the Partnership had two outstanding first mortgage loans representing an aggregate mortgage amount advanced of $8,700,000. During 2001, the Partnership was repaid the remaining balance on its Lionmark Corporate Center loan.

A discussion of these events, as well as a description of the Partnership's other mortgage investments is described below.


Buena Park Landowners Loan

In August 1988, the Partnership funded a first mortgage loan in the principal amount of $2,200,000 at an annual interest rate of 10%. The loan is secured by a Lucky Supermarket located in Buena Park, California. The loan is interest only and was scheduled to mature in May 2005. The Partnership recently exercised its right to accelerate the maturity date of the loan. As a result, the loan is now due on April 1, 2002.

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------


4. INVESTMENTS IN MORTGAGE LOANS (CONTINUED)


Oliveye Loan

On October 31, 1997, the Partnership funded a first mortgage loan to Oliveye Hotel Limited Partnership in the principal amount of $6,500,000. The loan had an annual interest rate of 11% and was payable monthly. The loan is secured by the Crowne Plaza Hotel located in Cincinnati, Ohio and was scheduled to mature in October 2000. The mortgage was extended to October 2001 with interest at 12% per annum and monthly payments of $68,450. The Partnership is in negotiations to further extend the maturity date to May 1, 2003. The Partnership received a loan origination fee of $31,872 related to the 2000 extension. In addition, the borrower placed in escrow a deed which will be released to the Partnership should the borrower default.


Lionmark Corporate Center Loan

On June 15, 1993, the Partnership funded a first mortgage loan in the principal amount of $4,000,000 at an annual interest rate of 8.5%, payable in monthly installments of principal and interest (based on a 35-year amortization schedule). The loan was for a ten-year period. The loan was prepaid by the mortgagor on May 31, 2001 at its carrying value.

Information with respect to the Partnership's investments in mortgage loans is summarized below:

                                                                                      Interest            (1)             (1)
                             Interest      Interest                    Mortgage      Recognized    Carrying Value    Carrying Value
                               Rate          Rate       Maturity        Amount        Dec. 31,        Dec. 31,          Dec. 31,
                             Current %     Accrued %      Date         Advanced         2001            2001              2000
                            ------------  ------------ -----------  --------------  -------------  --------------  -----------------
     Description
     -----------
     Shopping Center
     ---------------
     Lucky Supermarket
       Buena Park, CA (3)   8.41-10.00      1.82-0      May 2005     $  2,200,000    $  273,978     $  2,218,084     $ 2,223,377

     Hotel
     -----
     Crowne Plaza Hotel
        Cincinnati, OH (2)       12.00           -      Oct. 2001       6,500,000       786,989        6,319,366       6,343,442
                                                          (4)

     Office Building
     ---------------
     Lionmark Corp. Ctr.
        Columbus, OH (5)         8.5             -      June 2003       4,000,000        134,766               -        3,806,912
                                                                     ------------     ----------     -----------      -----------
                                                                     $ 12,700,000     $1,195,733     $ 8,537,450      $12,373,731
                                                                     ============     ==========     ===========      ===========


      1. The carrying values of the above mortgage loans are inclusive of acquisition fees, accrued interest recognized and loan origination fees.
      2. This loan is accounted for under the interest method. The contractual balance is equal to the carrying value at December 31, 2001.
      3. This loan is accounted for under the investment method. The contractual balance on this loan is $2,531,956 at December 31, 2001. The contractual balance represents the original mortgage amount advanced plus accrued interest calculated in accordance with the loan agreement.
      4. The Partnership and borrower are currently in negotiations to extend the loan until May 1, 2003.
      5. The loan was prepaid by the mortgagor on May 31, 2001.

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------


4.       INVESTMENTS IN MORTGAGE LOANS (CONTINUED)

A summary of mortgage activity is as follows:


                                                             Investment Method            Interest
                                                                                           Method                  Total
                                                            --------------------     -------------------    --------------------
        Balance, January 1, 2000                            $         2,228,670      $       10,237,943      $       12,466,613
             Interest recognized                                        221,539               1,081,457               1,302,996
             Amortization of loan principal                                   -                 (92,626)                (92,626)
             Cash received inclusive of
                current interest accruals                              (226,832)             (1,076,420)             (1,303,252)
                                                            --------------------     -------------------    --------------------

        Balance, December 31, 2000                                    2,223,377              10,150,354              12,373,731
             Interest recognized                                        273,978                 921,755               1,195,733
             Amortization of loan principal                                   -                 (65,389)                (65,389)
             Cash received inclusive of
                 current interest accruals                             (279,271)             (4,687,354)             (4,966,625)
                                                            --------------------     -------------------    --------------------

        Balance, December 31, 2001                          $         2,218,084      $        6,319,366      $        8,537,450
                                                            ====================     ===================    =====================

5.       REAL ESTATE

  The following table is a summary of the Partnership's real estate:

                                                                      December 31,                    December 31,
                                                                          2001                            2000
                                                              ------------------------------   ---------------------------
              Land                                            $             2,460,000          $          2,460,000
              Building and improvements                                     9,403,746                     8,114,654
                                                              --------------------------       ---------------------------
                                                                           11,863,746                    10,574,654

              Less: accumulated depreciation                               (1,621,439)                   (1,405,338)
              Less: impairment reserve                                     (4,680,933)                   (4,680,933)
                                                              --------------------------       ---------------------------
                                                              $             5,561,374          $          4,488,383
                                                              ==========================       ===========================

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

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------

5.       REAL ESTATE (CONTINUED)

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

The Partnership paid real estate taxes for this property during the years ended December 31, 2001 and 2000, in the amounts of $43,260 and $39,063, respectively. Such amounts are included in operating expenses-real estate in the statements of operations.

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

At the time of foreclosure, occupancy at the shopping center was approximately 82%. The anticipated lease-up of the vacant space has not occurred as of December 31, 2001 resulting in lower than anticipated net operating income.

6.       DEFERRED LEASE TERMINATION FEE

On December 29, 2000, the Partnership received a lease termination payment from a tenant at its Groton, Connecticut property. This payment was deferred in 2000 and recorded as income in 2001 for financial statement purposes.

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------


7.       FUTURE MINIMUM RENTAL INCOME

Approximate future minimum rental payments, excluding operating escalations and other charges, due from tenants pursuant to the terms of existing noncancelable leases as of December 31, 2001 are as follows:

                     Year ending December 31,
                     2002                                           $       703,075
                     2003                                                   662,725
                     2004                                                   576,125
                     2005                                                   496,150
                     2006                                                   439,129
                     Thereafter                                           1,449,480
                                                                    ----------------
                     Total                                          $     4,326,684
                                                                    ================

The leases generally provide for minimum rent, and additional rent based on each tenant's gross sales, as well as reimbursement of operating expenses over base year amounts.

8. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

                                                                                           Years Ended December 31,
                                                                                   -----------------------------------------
                                                                                          2001                  2000
                                                                                   -------------------   -------------------

       Net income per financial statements                                         $        1,190,248    $        1,378,971

       Difference in income recognized on
          mortgage investments                                                                 16,778                15,325

       Income recognized for tax purposes which
          was deferred until future years for
          financial statement                                                                (302,500)              302,500

       Financial statement tax depreciation in excess
          of tax depreciation                                                                 (22,773)              (72,890)
                                                                                   -------------------   -------------------

       Net income per tax basis                                                    $          881,753    $        1,623,906
                                                                                   ===================   ===================

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------

8. RECONCILIATION OF NET INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (CONTINUED)

The difference between the Partnership's net assets per financial statements to the tax basis of accounting are as follows:

                                                                                         December 31,
                                                                                  2001                   2000
                                                                            -----------------       ----------------
      Net assets per financial statements                                $        16,235,498     $       20,793,593
      Deferred interest receivable                                                   281,306                265,401
      Acquisition and origination fees                                                (2,776)                (3,649)
      Allowance for impairments                                                    4,239,330              4,239,330
      Syndication costs                                                            2,669,697              2,669,697
      Cumulative tax depreciation in excess of financial statement                  (223,075)              (200,302)
      depreciation
      Deferred revenue                                                                     -                302,500
                                                                            -----------------       ----------------
      Net assets per tax basis                                           $        23,199,980     $       28,066,570
                                                                            =================       ================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Registrant has no officers or directors. The Administrative General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The officers and directors of the Associate General Partner and the Investment General Partner, in their respective capacities as such, do not devote any material amount of their business time and attention to Registrant's affairs. The names and positions held by the officers and directors of the Administrative General Partner at March 1, 2002 are described below. The officers and directors of the Associate General Partner and the Investment General Partner are the same as the officers and directors of the Administrative General Partner.


                                                                                              Has Served as
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

         Michael L. Ashner, age 49, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company "NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm that has organized and administered real estate limited partnerships. Mr.Ashner also currently serves as a Director of Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

         David G. King, Jr., 39, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. He is also a Vice President of the General Partner. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies (USA).

         Peter Braverman, age 50, has been a Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries.

         Lara K. Sweeney, age 29, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

         Carolyn Tiffany, age 35, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

Each director and officer of the General Partner will hold office until the next annual meeting of stockholders of the General Partner and until his successor is elected and qualified.

In addition, each of the foregoing officers and directors other than Mr. King hold similar positions with Newkirk MLP Corp., GFB-AS Manager Corp. and Winthrop Financial Associates, entities that through one or more subsidiaries manage over 200 limited partnerships that hold title to real property including, commercial properties, residential properties and assisted living facilities.

There are no family relationships among the officers and directors of the General Partners.

ITEM 10. EXECUTIVE COMPENSATION

Registrant is not required to and did not pay remuneration to the executive officers and directors of the Administrative General Partner, the Investment General Partner or the former Associate General Partner. Certain officers and directors of the Investment General Partner and the Administrative General Partner receive compensation from NorthStar or its affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant; however, the Administrative and Investment General Partners believe that any compensation attributable to services performed for Registrant is not material. See Item 12, "Certain Relationships and Related Transactions."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Security Ownership of Certain Beneficial Owners.

         Except as set forth below, no person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2002:

                                                      Number of
         Name of Beneficial Owner                    Units owned                % of Class
         ------------------------                    -----------               -----------
         Bighorn Associates I, LLC(1)                   3,352                       <1%
         Bighorn Associates II, LLC(1)                472,430                     8.30%
         Presidio Partnership II Corp.(2)             552,506                     9.71%
         Presidio Capital Investment Company LLC(2)    69,732                     1.23%
         Presidio RPS Acquisition Corp.(2)            860,751                    15.13%

(1) The principal business address of Bighorn Associates I, LLC and Bighorn Associates II, LLC is 7 Bulfinch Place, Suite 500, Boston, Massachusetts 02114.

(2) The principal business address of Presidio Partnership II Corp., Presidio Capital Investment Company LLC and Presidio RPD Acquisition Corp., all of which are affiliates of the General Partners, is 527 Madison Avenue, New York, New York 10022.

         (b)  Security Ownership of Management.

         Affiliates of the General Partners own a total of 1,958,771 Units representing approximately 34.42% of the total outstanding Units. Neither the General Partners nor their respective officers and directors own any Units.

         (c)  Changes in Control.

         There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During Registrant's fiscal year ended December 31, 2001, the General Partners have earned or received compensation or payments for services from Registrant as follows:

         NAME OF RECIPIENT                          CAPACITY IN WHICH SERVED                 COMPENSATION
Resources Capital Corp. (3)                      Administrative General Partner               $337,320 (1)
Resources Pension Advisory Corp. (3)             Investment General Partner                   $23.712 (2)
Presidio AGP Corp. (3)                           Associate General Partner                    $        -

(1)   This amount represents a fee for managing affairs of Registrant.

(2) This amount represents a fee for servicing the mortgage loan portfolio of Registrant.

(3) Pursuant to Registrant's Partnership Agreement, for the year ended December 31, 2001, the General Partners were allocated taxable income as follows: $8,641 to the Administrative General Partner and $89 to each of the Investment and Associate General Partners.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

  (a)  Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

  (b)  Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2002.


RESOURCES PENSION SHARES 5, L.P.


By:      RESOURCES CAPITAL CORP.
         Administrative General Partner

By:      /s/ Michael L. Ashner                                    March 27, 2002
         ---------------------------
         Michael L. Ashner
         President


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


       SIGNATURE                                 TITLE                                        DATE
       ---------                                 -----                                        ----

/s/ Michael L. Ashner                       Director and President                      March 27, 2002
---------------------------
Michael L. Ashner



/s/ Carolyn Tiffany                         Vice President and Treasurer                March 27, 2002
---------------------------
Carolyn Tiffany


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