Form 10QSB
period 2002-03-31
RESOURCES PENSION SHARES 5 LP
filed 2002-05-15
CIK 789987

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-15690

                        Resources Pension Shares 5, L.P.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)



                                      Delaware                                                        13-3353722
   --------------------------------------------------------------------------------   -------------------------------------------
           (State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)


          7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston Massachusetts                               02114
   --------------------------------------------------------------------------------   -------------------------------------------
                       (Address of principal executive office)                                        (Zip Code)


                  Registrant's telephone number, including area code                                (617) 570-4600
                                                                                      --------------------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]












                                     1 of 15

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                           FORM 10-QSB MARCH 31, 2002
                           --------------------------
                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                      MARCH 31,   DECEMBER 31,
                                                         2002         2001
                                                    -----------   -----------
ASSETS
------

Investments in mortgage loans                       $ 8,536,126   $ 8,537,450
Cash and cash equivalents                             2,061,151     1,926,593
Real estate - net                                     5,491,692     5,561,374
Other assets                                            214,973       159,537
Interest receivable - mortgage loans                    415,603       227,170
                                                    -----------   -----------

        Total Assets                                $16,719,545   $16,412,124
                                                    ===========   ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities
-----------

Accounts payable and accrued expenses               $   105,828   $   105,591
Due to affiliates                                       145,527        71,035
                                                    -----------   -----------

        Total Liabilities                               251,355       176,626
                                                    -----------   -----------

Commitment and Contingencies

Partners' Equity:

Limited partners' equity (5,690,843 units
   issued and outstanding)                           16,303,815    16,073,450
General partners' equity                                164,375       162,048
                                                    -----------   -----------

        Total Partners' Equity                       16,468,190    16,235,498
                                                    -----------   -----------

        Total Liabilities and Partners' Equity      $16,719,545   $16,412,124
                                                    ===========   ===========






                       See notes to financial statements.

                                     2 of 15

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                       MARCH 31,    MARCH 31,
                                                         2002         2001
                                                     -----------  ------------

Revenues:

    Mortgage loans interest income                     $243,817     $334,933
    Operating income - real estate                      278,091      223,348
    Short-term investment interest                        7,521       53,793
                                                       --------     --------

        Total revenues                                  529,429      612,074
                                                       --------     --------

Costs and Expenses:

        Management fees                                  69,166      104,524
        Operating expenses - real estate                124,176      113,992
        Depreciation and amortization expense            74,308       46,696
        General and administrative expenses              15,255       15,904
        Property management fees                          8,507        4,595
        Mortgage servicing fees                           5,325        7,721
                                                       --------     --------

              Total costs and expenses                  296,737      293,432
                                                       --------     --------

        Net income                                     $232,692     $318,642
                                                       ========     ========

Net income attributable to:

        Limited partners                               $230,365     $315,456

        General partners                                  2,327        3,186
                                                       --------     --------

                                                       $232,692     $318,642
                                                       ========     ========

Net income per unit of limited partnership
   interest (5,690,843 units outstanding)              $   0.04     $   0.06
                                                       ========     ========




                       See notes to financial statements.

                                     3 of 15

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)




                                         Limited        General         Total
                                        Partners'      Partners'      Partners'
                                         Equity         Equity         Equity
                                        ---------      ---------      ---------


Balance - December 31, 2001            $16,073,450    $   162,048    $16,235,498

    Net income                             230,365          2,327        232,692
                                       -----------    -----------    -----------

Balance - March 31, 2002               $16,303,815    $   164,375    $16,468,190
                                       ===========    ===========    ===========





















                       See notes to financial statements.

                                     4 of 15

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     FOR THE THREE MONTHS ENDED
                                                       MARCH 31,     MARCH 31,
                                                         2002          2001
                                                     -----------   ------------

Cash Flows from Operating Activities:

Net income                                           $   232,692    $   318,642
Adjustments to reconcile net income to net cash
 provided by operating activities
   Depreciation and amortization expense                  74,308         46,696
   Amortization of origination and acquisition fees        1,324         (6,645)
   Amortization of deferred lease termination fee           --          (93,334)


 Changes in assets and liabilities:
   Other assets                                          (60,062)        18,395
   Interest receivable - mortgage loans                 (188,433)        27,112
   Accounts payable and accrued expenses                     237        (58,268)
   Due to affiliates                                      74,492         11,373
                                                     -----------    -----------

Net cash provided by operating activities                134,558        263,971
                                                     -----------    -----------

  Cash Flows from Investing Activities:

   Mortgage loan repayments received                        --           26,426
   Additions to real estate                                 --         (156,047)
                                                     -----------    -----------

Net cash used in investing activities                       --         (129,621)
                                                     -----------    -----------

Net increase in cash and cash equivalents                134,558        134,350

Cash and cash equivalents, beginning of period         1,926,593      4,226,731
                                                     -----------    -----------

Cash and cash equivalents, end of period             $ 2,061,151    $ 4,361,081
                                                     ===========    ===========




                       See notes to financial statements.

                                     5 of 15

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1.       INTERIM FINANCIAL INFORMATION

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, L.P. (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2001. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2001 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Investments in mortgage loans
         -----------------------------

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



                                     6 of 15

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         Resources Pension Advisory Corp., (the "Investment General Partner"), Resources Capital Corp., (the "Administrative General Partner") and Presidio AGP Corp., (the "Associate General Partner") (collectively referred to as the "General Partners") are ultimately controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation. The Administrative General Partner is also a general partner in several other limited partnerships which are also affiliated with NorthStar and which are engaged in business that is, or may be in the future, in direct competition with the Partnership.

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

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.75% of the average month-end net asset value of the Partnership. For the three months ended March 31, 2002 and 2001, the Administrative General Partner earned $69,166 and $104,524, respectively, for its management services.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the three months ended March 31, 2002 and 2001, the Investment General Partner earned $5,325 and $7,721, respectively, in mortgage servicing fees.

         The Partnership had entered into a supervisory management agreement with Kestrel Management, L.P. ("Kestrel"), an affiliate of the Agent to perform certain functions relating to supervising the management of the Groton, Connecticut property. As such, Kestrel is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton, Connecticut property when leasing services are performed or 3% of gross revenues when no leasing services are performed.





                                     7 of 15

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         Management fees earned by Kestrel amounted to $8,507 and $4,595 for the three months ended March 31, 2002 and 2001, respectively.

         As of March 31, 2002, affiliates of Presidio own 1,949,694 limited partnership units of the Partnership. These units represent approximately 34.27% of the issued and outstanding limited partnership units.


4.       INVESTMENTS IN MORTGAGE LOANS

         Information with respect to the Partnership's investments in mortgage loans is summarized below:

                              Interest      Interest                    Mortgage        Interest             (1)
                                Rate          Rate        Maturity       Amount        Recognized      Carrying Value
                              Current %     Accrued %       Date        Advanced     March 31, 2002    March 31, 2002
                             ------------  ------------  ----------  --------------  --------------    --------------
       Description
       -----------
       Shopping Center
       ---------------
       Lucky Supermarket
         Buena Park, CA (3)  8.41-10.00      1.82-0     April 2002   $   2,200,000    $     55,385     $  2,216,760

       Hotel
       -----
       Crowne Plaza Hotel
          Cincinnati, OH (2)    12.00           -       Oct. 2001        6,500,000         188,432        6,319,366

       Office Building
       ---------------
       Lionmark Corp. Ctr.
          Columbus, OH (5)       8.5            -       June 2003        4,000,000               -                -
                                                                     --------------   -------------    --------------
                                                                     $  12,700,000    $    243,817     $  8,536,126
                                                                     ==============   =============    ==============

1. The carrying values of the above mortgage loans are inclusive of acquisition fees, accrued interest recognized and loan origination fees.

2. This loan is accounted for under the interest method. The contractual balance is equal to the carrying value at March 31, 2002.

3. This loan is accounted for under the investment method. The loan was repaid on May 1, 2002 at its contractual balance of $2,545,448.

4. In May 2002, the loan was extended until May 1, 2003 at the same interest rate. The loan now requires the borrower to pay to the Partnership, on a monthly basis, all excess cash flow (as defined) generated by the property.

5.   The loan was prepaid by the mortgagor on May 31, 2001.










                                     8 of 15

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

5.      REAL ESTATE

        The following table is a summary of the Partnership's real estate as of:

                                                 March 31,         December 31,
                                                   2002                2001
                                               ------------        ------------

           Land                                $  2,460,000        $  2,460,000
           Building and improvements              9,403,746           9,403,746
                                               ------------        ------------
                                                 11,863,746          11,863,746

           Less: accumulated depreciation        (1,691,121)         (1,621,439)
           Less: impairment reserve              (4,680,933)         (4,680,933)
                                               ------------        ------------
                                               $  5,491,692        $  5,561,374
                                               ============        ============
























                                     9 of 15

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           ---------------------------------------------------------
           The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

           This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.


           Liquidity and Capital Resources
           -------------------------------

           As of March 31, 2002, the Registrant has funded an aggregate of $8,700,000 to the mortgagors in two outstanding mortgage loans and holds title to two parcels of real property and improvements located thereon.

           The Registrant recently exercised its right to accelerate the maturity date of the loan secured by the Buena Park property. As a result, the loan was paid on May 1, 2002 at its contractual balance of $2,545,448.

           At March 31, 2002, the Registrant's level of liquidity based on cash and cash equivalents increased to $2,061,151 as compared to $1,926,593 as of December 31, 2001. The increase was due to an increase of $134,558 in cash from operating activities. All increases (decreases) in certain assets and liabilities are the result of normal and scheduled operating activities. At March 31, 2002, the Registrant had $2,061,151 in cash and cash equivalents, of which approximately $1,861,000 was invested primarily in money market mutual funds.

           The Registrant's Oliveye loan was scheduled to mature in October 2001. In May 2002, the loan extended until May 1, 2003 at the same interest rate. The loan now requires the borrower to pay to the Partnership, on a monthly basis, all excess cash flow (as defined) generated by the property.

           During May 2002, the Registrant distributed approximately $2,447,000 ($.43 per unit) of cash to the limited partners and $25,000 to the General Partners from the proceeds received on the repayment of the loan which was secured by the Buena Park property.

           Currently, the foreclosed property that formerly secured the Garfinkel Loan is vacant. The Garfinkel property is located in Landover, Maryland. At such time, if at all, as a tenant can be procured at the property, the Registrant's working capital reserves may be utilized to remedy deferred maintenance conditions at the Garfinkel's property and for capital improvements.

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


                                    10 of 15

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
           ---------------------------------------------------------------------

           Liquidity and Capital Resources (Continued)
           -------------------------------------------

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


           Results of Operations
           ---------------------

           Net income decreased by $85,950 to $232,692 for the three months ended March 31, 2002, compared with the same period in the prior year. The decrease was due to a decrease in revenues and a slight increase in costs and expenses.

           Total revenue decreased by $82,645 for the three months ended March 31 2002 compared to the same period in the prior year due to decreases in mortgage loans interest income of $91,116 and in short term investment interest of $46,272, which were partially offset by an increase in operating income - real estate of $54,743. Interest income on mortgage loans decreased due to the loan that was secured by the Lionmark Corporation Center being prepaid by the mortgagor on May 31, 2001, which was partially offset by an increase in the interest rate on the loan that is secured by the Crowne Plaza Hotel. Short term investment interest decreased as a result of lower interest rates and lower cash reserves available for investment. Operating income - real estate improved due to an increase in rental rates, which was offset by a slight decline in occupancy.

           Costs and expenses increased by $3,305 for the three months ended March 31, 2002, compared to the same period in the prior year, due to increases in operating expenses - real estate and depreciation and amortization expenses, which were partially offset by a decrease in management fees. Operating expenses - real estate increased as a result of leasing activity at the Registrants' Groton, Connecticut property. Depreciation and amortization increased as a result of additions to real estate during 2001. Management fees paid to the Administrative General Partner decreased due to a decrease in the average net asset value of the Registrant.


           Real Estate Market
           ------------------

           The real estate market has begun to recover from the effects of the recent recession, which included a substantial decline in the market value of existing properties. However, high vacancy rates continue to exist in many areas. As a result, Registrant's potential for realizing the full value of its investment in mortgages is at increased risk.



                                    11 of 15

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
           ---------------------------------------------------------------------

           Recently Issued Accounting Standards
           ------------------------------------

            In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not effect the Partnership's financial statements.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's liquidity, financial position or results of operations.

            In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt an amendment of Accounting Principals Board Opinion ("APB") No. 30 "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. As a result, the criteria in APB 30 will be used to classify those gains and losses. FASB No. 64, "Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements (an amendment of FASB No. 4)"is no longer necessary because FASB No. 4 has been rescinded. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers" is no longer necessary since the transition to the Motor Carrier Act of 1980 has been completed. FASB No. 145 amends FASB No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.


                                    12 of 15

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                           FORM 10-QSB MARCH 31, 2002
                           --------------------------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
           ---------------------------------------------------------------------

           Inflation
           ---------

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


           Quantitative and Qualitative Disclosure about Market Risk
           ---------------------------------------------------------

           The Registrant is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Registrant has no loans outstanding.




























                                    13 of 15

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


PART II - OTHER INFORMATION
---------------------------


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.
             ---------------------------------

             (a)  Exhibits:

                  None.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended March 31, 2002.






























                                    14 of 15

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                           FORM 10-QSB MARCH 31, 2002
                           --------------------------


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       RESOURCES PENSION SHARES 5, L.P.
                       --------------------------------


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




                                Dated: May 14, 2002














                                    15 of 15