Form 10QSB
period 2002-06-30
RESOURCES PENSION SHARES 5 LP
filed 2002-08-14
CIK 789987

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-15690

                        Resources Pension Shares 5, L.P.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                     13-3353722
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     7 Bulfinch Place, Suite 500,
  P.O. Box 9507, Boston Massachusetts                     02114
---------------------------------------     ------------------------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code        (617) 570-4600
                                                   -----------------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                                     1 of 17

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2002
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)
                                                      JUNE 30,      DECEMBER 31,
                                                        2002            2001
                                                    -----------     -----------
ASSETS

Investments in mortgage loans                       $ 6,319,365     $ 8,537,450
Cash and cash equivalents                             2,180,952       1,926,593
Real estate - net                                     5,426,362       5,561,374
Other assets                                            134,330         159,537
Interest receivable - mortgage loans                    547,532         227,170
                                                    -----------     -----------

         Total Assets                               $14,608,541     $16,412,124
                                                    ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

Accounts payable and accrued expenses               $   102,208     $   105,591
Due to affiliates                                        64,281          71,035
                                                    -----------     -----------

         Total Liabilities                              166,489         176,626
                                                    -----------     -----------

Commitment and Contingencies

Partners' Equity:

Limited partners' equity (5,690,843 units
   issued and outstanding)                           14,298,218      16,073,450
General partners' equity                                143,834         162,048
                                                    -----------     -----------

         Total Partners' Equity                      14,442,052      16,235,498
                                                    -----------     -----------

         Total Liabilities and Partners' Equity     $14,608,541     $16,412,124
                                                    ===========     ===========





                       See notes to financial statements.

                                     2 of 17

                       RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2002

STATEMENTS OF OPERATIONS (UNAUDITED)
                                                  FOR THE SIX MONTHS ENDED
                                                   JUNE 30,       JUNE 30,
                                                    2002           2001
                                                 ----------     ----------
Revenues:

      Mortgage loans interest income             $  754,558     $  695,078
      Operating income - real estate                495,602        598,775
      Short-term investment interest                 15,547        109,674
                                                 ----------     ----------

         Total revenues                           1,265,707      1,403,527
                                                 ----------     ----------

Costs and Expenses:

      Management fees                               129,045        195,932
      Operating expenses - real estate              242,514        235,889
      Depreciation and amortization expense         148,616         95,210
      General and administrative expenses            39,747         66,208
      Property management fees                       17,894          9,647
      Mortgage servicing fees                         9,275         13,059
                                                 ----------     ----------

         Total costs and expenses                   587,091        615,945
                                                 ----------     ----------

      Net income                                 $  678,616     $  787,582
                                                 ==========     ==========

Net income attributable to:

      Limited partners                           $  671,830     $  779,706

      General partners                                6,786          7,876
                                                 ----------     ----------

                                                 $  678,616     $  787,582
                                                 ==========     ==========

Net income per unit of limited partnership
      interest (5,690,843 units outstanding)     $      .12     $      .14
                                                 ==========     ==========





                       See notes to financial statements.

                                     3 of 17

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2002

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED
                                                  JUNE 30,     JUNE 30,
                                                   2002         2001
                                                 --------     --------
Revenues:

      Mortgage loans interest income             $510,741     $360,145
      Operating income - real estate              217,511      375,427
      Short-term investment interest                8,026       55,881
                                                 --------     --------

         Total revenues                           736,278      791,453
                                                 --------     --------

Costs and Expenses:

      Management fees                              59,879       91,408
      Operating expenses - real estate            118,338      121,897
      Depreciation and amortization expense        74,308       48,514
      General and administrative expenses          24,492       50,304
      Property management fees                      9,387        5,052
      Mortgage servicing fees                       3,950        5,338
                                                 --------     --------

         Total costs and expenses                 290,354      322,513
                                                 --------     --------

      Net income                                 $445,924     $468,940
                                                 ========     ========

Net income attributable to:

      Limited partners                           $441,465     $464,251

      General partners                              4,459        4,689
                                                 --------     --------

                                                 $445,924     $468,940
                                                 ========     ========

Net income per unit of limited partnership
      interest (5,690,843 units outstanding)     $    .08     $    .08
                                                 ========     ========



                       See notes to financial statements.

                                     4 of 17

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2002



STATEMENT OF PARTNERS' EQUITY (UNAUDITED)


                                               LIMITED            GENERAL           TOTAL
                                              PARTNERS'          PARTNERS'        PARTNERS'
                                               EQUITY             EQUITY           EQUITY
                                            ------------      ------------      ------------
Balance - January 1, 2002                   $ 16,073,450      $    162,048      $ 16,235,498

    Net income                                   671,830             6,786           678,616

    Distribution to partners
    ($.43 per limited partnership unit)       (2,447,062)          (25,000)       (2,472,062)
                                            ------------      ------------      ------------

Balance - June 30, 2002                     $ 14,298,218      $    143,834      $ 14,442,052
                                            ============      ============      ============



                       See notes to financial statements.

                                     5 of 17

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2002

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                FOR THE SIX MONTHS ENDED
                                                                JUNE 30,          JUNE 30,
                                                                 2002              2001
                                                              -----------      -----------
Cash Flows from Operating Activities:

Net income                                                    $   678,616      $   787,582
Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization expense                    148,616           95,210
         Amortization of origination and acquisition fees          18,085          (13,289)
         Amortization of deferred lease termination fee              --           (302,500)

      Changes in assets and liabilities:
         Other assets                                              15,955           65,551
         Interest receivable - mortgage loans                    (320,362)          27,263
         Accounts payable and accrued expenses                     (3,383)         (92,304)
         Due to affiliates                                         (6,754)          (3,720)
                                                              -----------      -----------

Net cash provided by operating activities                         530,773          563,793
                                                              -----------      -----------

Cash Flows from Investing Activities:

      Satisfaction of mortgage loan                             2,200,000        3,792,159
      Mortgage loan repayments received                              --             44,527
      Additions to real estate                                     (4,352)        (192,364)
                                                              -----------      -----------

Net cash provided by investing activities                       2,195,648        3,644,322
                                                              -----------      -----------

Cash Flows from Financing Activities:

      Distributions to partners                                (2,472,062)            --
                                                              -----------      -----------

Cash used in financing activities                              (2,472,062)            --
                                                              -----------      -----------

Net increase in cash and cash equivalents                         254,359        4,208,115

Cash and cash equivalents, beginning of period                  1,926,593        4,226,731
                                                              -----------      -----------

Cash and cash equivalents, end of period                      $ 2,180,952      $ 8,434,846
                                                              ===========      ===========



                       See notes to financial statements.

                                     6 of 17

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2002

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

    The results of operations for the six and three months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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


                                     7 of 17

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2002

                          NOTES TO FINANCIAL STATEMENTS

3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

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

    For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.75% of the average month-end net asset value of the Partnership. For the six months ended June 30, 2002 and 2001, the Administrative General Partner earned $129,045 and $195,932, respectively, for its management services.

    For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the six months ended June 30, 2002 and 2001, the Investment General Partner earned $9,275 and $13,059, respectively, in mortgage servicing fees.

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



                                     8 of 17

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2002

                          NOTES TO FINANCIAL STATEMENTS


3. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

    Management fees earned by Kestrel amounted to $17,894 and $9,647 for the six months ended June 30, 2002 and 2001, respectively.

    As of June 30, 2002, affiliates of Presidio own 1,949,694 limited partnership units of the Partnership. These units represent approximately 34.27% of the issued and outstanding limited partnership units.

4. INVESTMENTS IN MORTGAGE LOANS

    Information with respect to the Partnership's investments in mortgage loans is summarized below:

                              Interest      Interest                    Mortgage        Interest            (1)
                                Rate          Rate       Maturity        Amount        Recognized      Carrying Value
                              Current %     Accrued %      Date         Advanced      June 30, 2002     June 30, 20020
                             ------------  ------------ -----------  --------------  ---------------- -----------------
       Description
       Shopping Center
       Lucky Supermarket
         Buena Park, CA (3)   8.41-10.00      1.82-0     April 2002   $   2,200,000   $       376,329    $      --


       Hotel
       Crowne Plaza Hotel
          Cincinnati, OH (2)    12.00           --       Oct. 2001(4)     6,500,000            378,229     6,319,365

       Office Building
       Lionmark Corp. Ctr.
          Columbus, OH (5)       8.5            --       June 2003        4,000,000           --                 --
                                                                     --------------  ----------------   --------------
                                                                     $  12,700,000   $       754,558    $   6,319,365
                                                                     ==============  ================   ==============


1. The carrying values of the above mortgage loans are inclusive of acquisition fees, accrued interest recognized and loan origination fees.

2. This loan is accounted for under the interest method. The contractual balance is equal to the carrying value at June 30, 2002.

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




                                     9 of 17

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2002

                          NOTES TO FINANCIAL STATEMENTS

5.  REAL ESTATE

    The following table is a summary of the Partnership's real estate as of:


                                       June 30,       December 31,
                                        2002              2001
                                   ------------      ------------

Land                               $  2,460,000      $  2,460,000
Building and improvements             9,408,098         9,403,746
                                   ------------      ------------
                                     11,868,098        11,863,746

Less: accumulated depreciation       (1,760,803)       (1,621,439)
Less: impairment reserve             (4,680,933)       (4,680,933)
                                   ------------      ------------
                                   $  5,426,362      $  5,561,374
                                   ============      ============



                                    10 of 17

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2002

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

           Liquidity and Capital Resources

           As of June 30, 2002, the Registrant has funded an aggregate of $6,500,000 to the mortgagor in one outstanding mortgage loan and holds title to two parcels of real property in Groton, Connecticut and Landover, Maryland and improvements located thereon.

           In April 2002, the Registrant exercised its right to accelerate the maturity date of the loan secured by the Buena Park property. As a result, the loan was paid on May 1, 2002 at its contractual balance of $2,545,448.

           At June 30, 2002, the Registrant's level of liquidity based on cash and cash equivalents increased to $2,180,952 as compared to $1,926,593 as of December 31, 2001. The increase was due to $530,773 in cash from operating activities and $2,195,648 of cash provided by investing activities, which were partially offset by $2,472,062 of cash distributed to partners (financing activities). All increases (decreases) in certain assets and liabilities are the result of normal and scheduled operating activities. At June 30, 2002, the Registrant had $2,180,952 in cash and cash equivalents, of which approximately $1,973,000 was invested primarily in money market mutual funds.

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






                                    11 of 17

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2002

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

           Results of Operations

           Net income decreased by $108,966 to $678,616 for the six months ended June 30, 2002, compared with the same period in the prior year. The decrease was due to a decrease in revenues and a decrease in costs and expenses. Net income decreased by $23,016 for the three months ended June 30, 2002, as compared with the same period in the prior year.

           Total revenues decreased by $137,820 for the six months ended June 30, 2002 compared to the same period in the prior year due to decreases in operating income - real estate of $103,173 and in short term investment interest of $94,127, which were partially offset by an increase in mortgage loans interest income of $59,480. Operating income - real estate decreased due to a decline in occupancy which was slightly offset by an increase in rental rates at the Groton, Connecticut property. Short term investment interest decreased as a result of lower interest rates and lower cash reserves available for investment. Interest income on mortgage loans increased due to the May 2002 repayment of the Buena Park loan at its higher contractual balance, which was offset by the May 2001 repayment of the Lionmark Center loan.

           Costs and expenses decreased by $28,854 for the six months ended June 30, 2002, compared to the same period in the prior year, due to decreases in management fees, mortgage servicing fees, and general and administrative expenses, which were partially offset by increases in operating expenses - real estate, depreciation and amortization expense, and property management fees. Operating expenses - real estate increased as a result of leasing activity at the Registrants' Groton, Connecticut property. Depreciation and amortization increased as a result of additions to real estate during 2001. Management fees paid to the Administrative General Partner decreased due to a decrease in the average net asset value of the Registrant.


                                    12 of 17

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2002


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)


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


                                    13 of 17

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2002

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Recently Issued Accounting Standards (Continued)

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt an amendment of Accounting Principles Board Opinion ("APB") No. 30 "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. As a result, the criteria in APB 30 will be used to classify those gains and losses. FASB No. 64, "Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements (an amendment of FASB No. 4)"is no longer necessary because FASB No. 4 has been rescinded. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers" is no longer necessary since the transition to the Motor Carrier Act of 1980 has been completed. FASB No. 145 amends FASB No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

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






                                    14 of 17

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2002


PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a) Exhibits:

                 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (b) Reports on Form 8-K:

                 No reports on Form 8-K were filed during the quarter ended June 30, 2002.




                                    15 of 17

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2002


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


                                    Dated: August 14, 2002




                                    16 of 17