Form 10QSB
period 2002-09-30
RESOURCES PENSION SHARES 5 LP
filed 2002-11-14
CIK 789987

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               -------------------

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
                                                                         --------------------------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




                                     1 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                                            SEPTEMBER 30,            DECEMBER 31,
                                                                                2002                     2001
                                                                        ----------------------   ----------------------
ASSETS
-------
Investments in mortgage loans (net of allowance for
  loan loss of $3,031,234)                                              $           4,000,000    $           8,537,450
Cash and cash equivalents                                                           2,201,715                1,926,593
Real estate - net                                                                   5,361,966                5,561,374
Other assets                                                                          237,450                  159,537
Interest receivable - mortgage loans                                                        -                  227,170
                                                                        ----------------------   ----------------------

         Total Assets                                                   $          11,801,131    $          16,412,124
                                                                        ======================   ======================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities
-----------

Accounts payable and accrued expenses                                   $             146,204    $             105,591
Due to affiliates                                                                     131,953                   71,035
                                                                        ----------------------   ----------------------

         Total Liabilities                                                            278,157                  176,626
                                                                        ----------------------   ----------------------

Commitment and Contingencies

Partners' Equity:

Limited partners' equity (5,690,843 units
   issued and outstanding)                                                         11,408,331               16,073,450
General partners' equity                                                              114,643                  162,048
                                                                        ----------------------   ----------------------

         Total Partners' Equity                                                    11,522,974               16,235,498
                                                                        ----------------------   ----------------------

         Total Liabilities and Partners' Equity                         $          11,801,131    $          16,412,124
                                                                        ======================   ======================






                       See notes to financial statements.

                                     2 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                            FOR THE NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                                                          2002                     2001
                                                                                  ----------------------   ----------------------
Revenues:

      Mortgage loans interest income                                              $             945,287    $             948,327
      Operating income - real estate                                                            713,438                  820,204
      Short-term investment interest                                                             23,740                  162,880
                                                                                  ----------------------   ----------------------

         Total revenues                                                                       1,682,465                1,931,411
                                                                                  ----------------------   ----------------------

Costs and Expenses:

      Management fees                                                                           192,766                  272,062
      Operating expenses - real estate                                                          371,458                  334,351
      Depreciation and amortization expense                                                     222,931                  148,677
      General and administrative expenses                                                        65,221                   99,218
      Property management fees                                                                   26,092                   17,281
      Mortgage servicing fees                                                                    13,225                   18,387
      Provision for loan loss                                                                 3,031,234                        -
                                                                                  ----------------------   ----------------------

         Total costs and expenses                                                             3,922,927                  889,976
                                                                                  ----------------------   ----------------------

      Net (loss) income                                                           $          (2,240,462)   $           1,041,435
                                                                                  ======================   ======================

Net (loss) income attributable to:

      Limited partners                                                            $          (2,218,057)   $           1,031,021

      General partners                                                                          (22,405)                  10,414
                                                                                  ----------------------   ----------------------

                                                                                   $         (2,240,462)    $          1,041,435
                                                                                  ======================   ======================

Net (loss) income per unit of limited partnership
      interest (5,690,843 units outstanding)                                       $              (0.39)    $               0.18
                                                                                  ======================   ======================




                       See notes to financial statements.

                                     3 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                            FOR THE THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                                                          2002                      2001
                                                                                  ----------------------   ----------------------
Revenues:

      Mortgage loans interest income                                              $             190,729    $             253,249
      Operating income - real estate                                                            217,836                  221,429
      Short-term investment interest                                                              8,193                   53,206
                                                                                  ----------------------   ----------------------

         Total revenues                                                                         416,758                  527,884
                                                                                  ----------------------   ----------------------

Costs and Expenses:

      Management fees                                                                            63,721                   76,130
      Operating expenses - real estate                                                          128,944                   98,462
      Depreciation and amortization expense                                                      74,315                   53,467
      General and administrative expenses                                                        25,474                   33,010
      Property management fees                                                                    8,198                    7,634
      Mortgage servicing fees                                                                     3,950                    5,328
      Provision for loan loss                                                                 3,031,234                        -
                                                                                  ----------------------   ----------------------

         Total costs and expenses                                                             3,335,836                  274,031
                                                                                  ----------------------   ----------------------

      Net (loss) income                                                           $          (2,919,078)   $             253,853
                                                                                  ======================   ======================

Net (loss) income attributable to:

      Limited partners                                                            $          (2,889,887)   $             251,315

      General partners                                                                          (29,191)                   2,538
                                                                                  ----------------------   ----------------------

                                                                                   $         (2,919,078)   $             253,853
                                                                                  ======================   ======================

Net (loss) income per unit of limited partnership
      interest (5,690,843 units outstanding)                                       $              (0.51)   $                0.04
                                                                                  ======================   ======================




                       See notes to financial statements.

                                     4 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                                                        LIMITED              GENERAL                 TOTAL
                                                                       PARTNERS'            PARTNERS'              PARTNERS'
                                                                         EQUITY               EQUITY                 EQUITY
                                                                 --------------------   -------------------   ---------------------

Balance - January 1, 2002                                        $        16,073,450    $          162,048    $         16,235,498

    Net loss                                                              (2,218,057)              (22,405)             (2,240,462)

    Distribution to partners
    ($.43 per limited partnership unit)                                   (2,447,062)              (25,000)             (2,472,062)
                                                                 --------------------   -------------------   ---------------------

Balance - September 30, 2002                                     $        11,408,331    $          114,643    $         11,522,974
                                                                 ====================   ===================   =====================





















                       See notes to financial statements.

                                     5 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                                                              2002                     2001
                                                                                     ----------------------   ----------------------
Cash Flows from Operating Activities:

Net (loss) income                                                                    $          (2,240,462)   $           1,041,435
Adjustments to reconcile net (loss) income to net cash
      provided by operating activities
         Provision for loan loss                                                                 3,031,234                        -
         Depreciation and amortization expense                                                     222,931                  148,677
         Amortization of origination and acquisition fees                                           18,085                  (19,934)
         Amortization of deferred lease termination fee                                                  -                 (302,500)

      Changes in assets and liabilities:
         Other assets                                                                              (91,044)                 (60,458)
         Interest receivable - mortgage loans                                                     (484,699)                  27,419
         Accounts payable and accrued expenses                                                      40,613                  (75,887)
         Due to affiliates                                                                          60,918                  (19,246)
                                                                                     ----------------------   ----------------------

Net cash provided by operating activities                                                          557,576                  739,506
                                                                                     ----------------------   ----------------------

Cash Flows from Investing Activities:

      Satisfaction of mortgage loan                                                              2,200,000                3,792,159
      Mortgage loan repayments received                                                                  -                   60,095
      Additions to real estate                                                                     (10,392)                (238,814)
                                                                                     ----------------------   ----------------------

Net cash provided by investing activities                                                        2,189,608                3,613,440
                                                                                     ----------------------   ----------------------

Cash Flows from Financing Activities:

      Distributions to partners                                                                 (2,472,062)              (5,748,343)
                                                                                     ----------------------   ----------------------

Cash used in financing activities                                                               (2,472,062)              (5,748,343)
                                                                                     ----------------------   ----------------------

Net increase (decrease) in cash and cash equivalents                                               275,122               (1,395,397)

Cash and cash equivalents, beginning of period                                                   1,926,593                4,226,731
                                                                                     ----------------------   ----------------------

Cash and cash equivalents, end of period                                             $           2,201,715    $           2,831,334
                                                                                     ======================   ======================

                       See notes to financial statements.

                                     6 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

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

         The results of operations for the nine and three months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Investment in mortgage loan
         ---------------------------

         The Partnership accounts for its investment in its remaining mortgage loan under the interest method. Under this method of accounting, the Partnership recognizes revenue as interest income over the term of the mortgage loan so as to produce a constant periodic rate of return. Interest income is not recognized as revenue during periods where there are concerns about the ultimate realization of the interest or the loan principal.

         Allowance for loan loss
         -----------------------

         An allowance for loan loss is established based upon a periodic review of the mortgage loan in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each year end.

         The allowance is inherently subjective and based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide additional losses in subsequent years and such provisions could be material.




                                     7 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

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

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.75% of the average month-end net asset value of the Partnership. For the nine months ended September 30, 2002 and 2001, the Administrative General Partner earned $192,766 and $272,062, respectively, for its management services.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the nine months ended September 30, 2002 and 2001, the Investment General Partner earned $13,225 and $18,387, respectively, in mortgage servicing fees.

         The Partnership has entered into a property management agreement with Kestrel Management, L.P. ("Kestrel"), an affiliate of the Agent to perform certain functions relating to supervising the management of the Groton, Connecticut and Landover, Maryland properties. As such, Kestrel is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton, Connecticut property when leasing services are performed or 3% of gross revenues when no leasing services are performed.

         Management fees earned by Kestrel amounted to $26,092 and $17,281 for the nine months ended September 30, 2002 and 2001, respectively.

         As of September 30, 2002, affiliates of Presidio own 1,949,694 limited partnership units of the Partnership. These units represent approximately 34.27% of the issued and outstanding limited partnership units.

                                     8 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

4.       INVESTMENT IN MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSS

         Oliveye Loan
         ------------

         On October 31, 1997, the Partnership funded a first mortgage loan to Oliveye Hotel Limited Partnership in the principal amount of $6,500,000. Currently, the loan has an annual interest rate of 12% and requires the borrower to pay to the Partnership, on a monthly basis, all excess cash flow (as defined) generated by the property. The loan is secured by the Crowne Plaza Hotel located in Cincinnati, Ohio and is scheduled to mature in May 2003. In addition, the borrower placed in escrow a deed which will be released to the Partnership should the borrower default.

         During the period ended September 30, 2002, based upon the cash flow generated from the property which secures Partnership's loan and the economic situation in the market in which Partnership's collateral is located, the Partnership determined that an allowance for loan loss was required. Accordingly, the Partnership recorded an allowance for loan loss of $3,031,234 during the period ended September 30, 2002. This reserve reduced the carrying value of its remaining mortgage loan and accrued interest to its net realizable value of $4,000,000.

         Information with respect to the Partnership's investments in mortgage loans is summarized below:

                              Interest      Interest                    Mortgage        Interest              (1)
                                Rate          Rate       Maturity        Amount        Recognized      Carrying Value
                              Current %     Accrued %      Date         Advanced      September 30,     September 30,
                                                                                          2002              2002
                             ------------  ------------ -----------  --------------  ---------------- --------------------
       Description
       -----------
       Shopping Center
       ---------------
       Lucky Supermarket
         Buena Park, CA      8.41-10.00      1.82-0     April 2002   $   2,200,000   $       376,329    $      -

       Hotel
       -----
       Crowne Plaza Hotel
          Cincinnati, OH        12.00           -       Oct. 2003        6,500,000           568,958        4,000,000
                                                           (4)
       Office Building
       ---------------
       Lionmark Corp. Ctr.
          Columbus, OH (5)       8.5            -       June 2003        4,000,000           -                 -
                                                                     --------------  ----------------   --------------
                                                                     $  12,700,000   $       945,287    $   4,000,000
                                                                     ==============  ================   ==============

         1. The carrying values of the above mortgage loans are inclusive of acquisition fees, accrued interest recognized and loan origination fees. The carrying value of the remaining loan is net of allowance for loan loss of $3,031,234 (see Note 4).
         2. This loan is accounted for under the interest method. The contractual balance is $6,319,365 at September 30, 2002.
         3. This loan is accounted for under the investment method. The loan was repaid on May 1, 2002 at its contractual balance of $2,545,448.
         4. The loan now requires the borrower to pay to the Partnership, on a monthly basis, all excess cash flow (as defined) generated by the property.
         5.      The loan was prepaid by the mortgagor on May 31, 2001.


                                     9 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

5.       REAL ESTATE

         The following table is a summary of the Partnership's real estate as of:

                                                                 September 30,                  December 31,
                                                                      2002                          2001
                                                               --------------------          -------------------
             Land                                             $          2,460,000           $       2,460,000
             Building and improvements                                   9,414,138                   9,403,746
                                                              ---------------------          ------------------
                                                                        11,874,138                  11,863,746

             Less: accumulated depreciation                             (1,831,239)                 (1,621,439)
             Less: impairment reserve                                   (4,680,933)                 (4,680,933)
                                                              ---------------------          ------------------
                                                              $          5,361,966           $       5,561,374
                                                              =====================          ==================






























                                    10 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

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

           Liquidity and Capital Resources
           -------------------------------

           As of September 30, 2002, the Registrant has funded an aggregate of $6,500,000 to the mortgagor in one outstanding mortgage loan and holds title to two parcels of real property in Groton, Connecticut and Landover, Maryland and improvements located thereon.

           In April 2002, the Registrant exercised its right to accelerate the maturity date of the loan secured by the Buena Park property. As a result, the loan was paid on May 1, 2002 at its contractual balance of $2,545,448.

           The Registrant's Oliveye loan was scheduled to mature in October 2001. In May 2002, the loan was extended until May 1, 2003 at the same interest rate. The loan now requires the borrower to pay to the Partnership, on a monthly basis, all excess cash flow (as defined) generated by the property. During the period ended September 30, 2002, based upon the cash flow generated from the property which secures Registrant's loan and the economic situation in the market in which Registrant's collateral is located, the Registrant determined that an allowance for loan loss was required. Accordingly, the Registrant recorded and allowance for loan loss of $3,031,234 during the period ended September 30, 2002. This reserve reduced the carrying value of its remaining mortgage loan and accrued interest to its net realizable value of $4,000,000.

           At September 30, 2002, the Registrant's level of liquidity based on cash and cash equivalents increased to $2,201,715 as compared to $1,926,593 as of December 31, 2001. The increase was due to $557,576 in cash from operating activities and $2,189,608 of cash provided by investing activities, which were partially offset by $2,472,062 of cash distributed to partners (financing activities). All other increases (decreases) in certain assets and liabilities are the result of normal and scheduled operating activities. At September 30, 2002, the Registrant had $2,201,715 in cash and cash equivalents, of which approximately $1,980,000 was invested primarily in money market mutual funds.

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

                                    11 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

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

           Results of Operations
           ---------------------

           Net income decreased by $3,281,897 to a net loss of $2,240,462 for the nine months ended September 30, 2002, compared with the same period in the prior year. The decrease was due to the provision for loan loss as well as a decrease in revenues. In addition, costs and expenses before the provision for loan loss, remained relatively constant. Net income decreased by $3,172,931 for the three months ended September 30, 2002, as compared with the same period in the prior year.

           Total revenues decreased by $248,946 for the nine months ended September 30, 2002 compared to the same period in the prior year due to decreases in operating income - real estate of $106,766, short term investment interest of $139,140 and mortgage loans interest income of $3,040. Operating income - real estate decreased due to a decline in occupancy which was slightly offset by an increase in rental rates at the Groton, Connecticut property. Short term investment interest decreased as a result of lower interest rates and lower cash reserves available for investment. Interest income on mortgage loans decreased due to the May 2001 repayment of the Lionmark Center Loan which was partially and by the May 2002 repayment of the Buena Park loan.

           Costs and expenses, before provision for loan loss, remained relatively constant for the nine months ended September 30, 2002, compared to the same period in the prior year, due to increases in operating expenses - real estate, depreciation and amortization expense, and property management fees which were substantially offset by decreases in management fees, mortgage servicing fees, and general and administrative expenses. Operating expenses - real estate increased as a result of leasing activity at the Registrants' Groton, Connecticut property. Depreciation and amortization increased as a result of additions to real estate during 2001. Management fees paid to the Administrative General Partner decreased due to a decrease in the average net asset value of the Registrant.

           The provision for loan loss increased as a result of the impairment of the Registrant's outstanding mortgage loan.



                                    12 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
           ---------------------------------------------------------------------

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













                                    13 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
           ---------------------------------------------------------------------

           Recently Issued Accounting Standards (Continued)
           ------------------------------------------------

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

           In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

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


                                    14 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
           ---------------------------------------------------------------------

           Quantitative and Qualitative Disclosure about Market Risk
           ---------------------------------------------------------

           The Registrant is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Registrant has no loans outstanding.

ITEM 3.    CONTROLS AND PROCEDURES
           -----------------------

           The Registrant's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.





























                                    15 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

PART II - OTHER INFORMATION
---------------------------

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.
             ---------------------------------

             (a)  Exhibits:

                  99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended September 30, 2002.














                                    16 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


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


                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                           BY: Resources Capital Corp.
                               -----------------------------------------
                               Administrative General Partner



                           BY: /s/ Michael L. Ashner
                               ----------------------------------
                               Michael L. Ashner
                               President and Director
                               (Principal Executive Officer)


                           BY: /s/ Thomas C. Staples
                               ----------------------------------
                               Thomas C. Staples
                               Vice President and Treasurer
                               (Principal Financial and Accounting Officer)




                               Dated:     November 14, 2002














                                    17 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

                                  CERTIFICATION

                 I, Michael L. Ashner, certify that:

            1. I have reviewed this quarterly report on Form 10-QSB of Resources Pension Shares 5, L.P.;

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

            4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                 a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

                 b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

            5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and



                                    18 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


            6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                 Date:   November 14, 2002       /s/ Michael L. Ashner
                                                 ---------------------
                                                 Michael L. Ashner
                                                 President and Director
                                                 (Principal Executive Officer)
































                                    19 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------

                                  CERTIFICATION

                 I, Thomas C. Staples, certify that:

            1. I have reviewed this quarterly report on Form 10-QSB of Resources Pension Shares 5, L.P.;

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

            4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                 a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

                 b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

            5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


                                    20 of 22

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2002
                         ------------------------------


             6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                  Date:   November 14, 2002        /s/ Thomas C. Staples
                                                   ----------------------
                                                   Thomas C. Staples
                                                   Vice President and Treasurer
                                                   (Principal Financial and
                                                      Accounting Officer)












                                    21 of 22