Form 10KSB
period 2002-12-31
RESOURCES PENSION SHARES 5 LP
filed 2003-03-28
CIK 789987

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

For the Fiscal Year Ended                                     Commission File
December 31, 2002                                             Number 0-15690

                        RESOURCES PENSION SHARES 5, L.P.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                            13-3353722
---------------------------------                          -------------------
   (State or other jurisdiction                              (IRS Employer
 of incorporation or organization)                         Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts       02114
-----------------------------------------------------------------    -----------
   (Address of principal executive offices)                          (Zip  Code)

Registrant's telephone number including area code:                (617) 570-4600
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
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes        No   X
                                       -------   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $1,926,610.

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

         Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partners resigned and nominees of the Agent were elected as the officers and directors of the General Partners. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partners do not believe this transaction will has had a material effect on the operations of Registrant.

MORTGAGE INVESTMENTS OF REGISTRANT

As of December 31, 2002, Registrant held an investment in one first mortgage loan in the original aggregate amount of $6,500,000. The following table sets forth, as of December 31, 2002, the outstanding mortgage loan investments made by Registrant:

                                                       Mortgage loans as of December 31, 2002
                                  -----------------------------------------------------------------------------
                                                 Original                                              Current
                                                 Mortgage         Carrying        Date     Maturity   Interest
                                    Sq. Ft.       Amount           Value         Funded      Date       Rate
                                  ----------  ---------------     --------       ------    --------   --------
   Hotel
   Crowne Plaza Hotel
   Cincinnati, Ohio(1)              200,000     $6,500,000       $4,000,000      10/97       (1)        12.0%

     (1) Loan originally matured on October 2000 and was extended to October 2001. The borrower continued to make debt service payments on the loan and the Registrant and borrower negotiated a further extension to October 1, 2003. In connection with the first extension, the interest rate was increased 1%, a fee of .5% of the principal balance was paid and the borrower placed a deed in escrow. Further, the subsequent extension to October 2003 requires the borrower to make monthly payments of all cash flow (as defined).

For additional information regarding Registrant's mortgage investments see Item 6 "Management's Discussion and Analysis or Plan of Operation" and Item 7 "Financial Statements Note 4."

RECENT MORTGAGE TRANSACTIONS

         Lionmark Corp. - This loan was originally a $4,000,000 first mortgage loan, which was secured by an office building located in Columbus, Ohio. The loan, which bore interest at 8.5% per annum and was scheduled to mature in June 2003 was prepaid by the mortgagor on May 31, 2001 at its carrying value of $3,792,159

         Lucky Supermarkets - The Registrant exercised its right to accelerate the maturity of this loan to April 1, 2002. The contractual balance on this loan of $2,545,448 was repaid on May 1, 2002.

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

         Garfinkel Property - On December 21, 1992, through a foreclosure auction, Registrant acquired fee simple title to the Garfinkel property by bidding $3,200,000, the amount of the mortgage indebtedness then owed to it. The Garfinkel property is located in Landover, Maryland and is part of a regional shopping center known as Landover Mall. The parcel of land comprises approximately 4.93 acres. The building is a two-story retail facility consisting of 93,384 rentable square feet of space. As of March 1, 2003, Registrant has been unable to sell or lease the property and the building remains vacant.

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

         Groton Property - On December 9, 1993, through a foreclosure auction, Registrant acquired fee simple title to the Groton Shopping Center property. The shopping center is located in Groton, Connecticut. The parcel of land comprises approximately 17 acres. The property is a neighborhood strip shopping center containing a gross leasable area of approximately 119,000 square feet. In addition, the strip center has a parking area for approximately 450 automobiles. As of December 31, 2002 and December 31, 2001, the Groton Shopping Center was approximately 64.5% and 60% occupied and had average rental rates of $10.02 and $9.87 per square foot, respectively.

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

There are certain restrictions set forth in the Registrant's Amended and Restated Certificate of Limited Partnership and Partnership Agreement ("Partnership Agreement"), which may limit the ability of a limited partner to transfer Units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or any other reason.

As of March 1, 2003, there were approximately 3,555 limited partners of Registrant, owning an aggregate of 5,690,843 Units.

Distributions per Unit during 2002 and 2001 were as follows:

          DISTRIBUTION WITH
      RESPECT TO QUARTER ENDED              AMOUNT OF DISTRIBUTION PER UNIT
      ------------------------              -------------------------------
                                             2002                  2001
                                             ----                  ----
March 31                                     $   -                 $   -
June 30                                      $   -                 $   -
September 30                                 $0.43                 $1.00
December 31                                  $0.19                 $   -

There are no material legal restrictions upon Registrant's present or future ability to make distributions from operations in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that through April 1, 1998, disposition Proceeds received were required to be reinvested or held as reserves, but not distributed. For a further discussion of factors which may affect distributions see "Item 6. Management's Discussion and Analysis or Plan of Operation."

Over the past few years, many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Registrant. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units, the Registrant is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, although the Securities and Exchange Commission has stated that a copy of any offer should be sent by the bidder to the registrant, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Registrant with a copy of their offer. As a result, the General Partners often do not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partners do not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partners in the Partnership Agreement to reject any transfers of units, the General Partners will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Registrant is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Registrant has funded an aggregate of $6,500,000 to the mortgagor in one outstanding mortgage loan and holds title to two parcels of real property in Groton, Connecticut and Landover, Maryland and improvements located thereon.

In April 2002, the Registrant exercised its right to accelerate the maturity date of the loan secured by the Buena Park property. As a result, the loan was paid on May 1, 2002 at its contractual balance of $2,545,448.

The Registrant's Oliveye loan was scheduled to mature in October 2001. In May 2002, the loan was extended until October 1, 2003 at the same interest rate. The loan now requires the borrower to pay to the Partnership, on a monthly basis, all excess cash flow (as defined) generated by the property. During the year ended December 31, 2002, based upon the cash flow generated from the property which secures Registrant's loan and the economic situation in the market in which Registrant's collateral is located, the Registrant determined that an allowance for loan loss was required. Accordingly, the Registrant recorded an allowance for loan loss of $3,031,234 during the year ended December 31, 2002. This reserve reduced the carrying value of its remaining mortgage loan and accrued interest to its net realizable value of $4,000,000.

At December 31, 2002, the Registrant's level of liquidity based on cash and cash equivalents decreased to $1,054,121 as compared to $1,926,593 as of December 31, 2001. The decrease was due to $3,564,323 of cash distributed to partners (financing activities), which was partially offset by an increase of $2,175,932 of cash provided by investing activities and $515,919 of cash from operating activities. Investing activities consisted of $2,200,000 in cash received for the satisfaction of a mortgage loan which was slightly offset by $24,068 of additions to real estate. At December 31, 2002, the Registrant had $1,054,121 in cash and cash equivalents, of which approximately $771,000 was invested primarily in money market mutual funds.

During 2002, the Registrant distributed approximately $3,528,000 ($0.62 per unit) of cash to the limited partners and $36,000 to the General Partners.

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

RESULTS OF OPERATIONS

Net income decreased by $3,468,199 to a net loss of $2,277,951 for the year ended December 31, 2002, compared with the same period in the prior year. The decrease was due to the provision for loan loss as well as a $482,885 decrease in revenues. In addition, costs and expenses, before the provision for loan loss, decreased by $45,920.

Total revenues decreased by $482,885 for the year ended December 31, 2002 compared to the same period in the prior year due to decreases in operating income - real estate of $96,048, short term investment interest of $147,822, mortgage loans interest income of $235,695 and other income of $3,320. Operating income - real estate decreased due to a decline in occupancy which was slightly offset by an increase in rental rates at the Groton, Connecticut property. Short term investment interest decreased as a result of lower interest rates and lower cash reserves available for investment. Interest income on mortgage loans decreased due to the May 2001 repayment of the Lionmark Center Loan and by the May 2002 repayment of the Buena Park loan.

Costs and expenses, before provision for loan loss, decreased by $45,920 for the year ended December 31, 2002, compared to the same period in the prior year, due to decreases in management fees, mortgage servicing fees, and general and administrative expenses, which were substantially offset by increases in operating expenses - real estate, depreciation and amortization expense, and property management fees. Operating expenses - real estate increased as a result of leasing activity at the Registrants' Groton, Connecticut property. Depreciation and amortization increased as a result of additions to real estate during 2001. Management fees paid to the Administrative General Partner decreased due to a decrease in the average net asset value of the Registrant.

The provision for loan loss increased as a result of the impairment of the Registrant's outstanding mortgage loan.

REAL ESTATE MARKET

The real estate market has begun to recover from the effects of the recent recession, which included a substantial decline in the market value of existing properties. However, high vacancy rates continue to exist in many areas. As a result, Registrant's potential for realizing the full value of its investment in mortgages is at an increased risk.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Registrant's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. This statement had no effect on the Registrant's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Registrant does not expect that this statement will have a material effect on the Registrant's financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Registrant does not expect that this statement will have a material effect on the Registrant's financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Registrant's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Registrant's financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Registrant will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Registrant does not expect that this will have an impact on the Registrant's financial statements.

INFLATION

Inflation has not had a material effect on the Registrant's revenues during the period and is not expected to have a material effect in the future. However, prolonged periods of low or no inflation could result in low levels of interest rates which could result in certain of the Registrant's loan being prepaid prior to maturity and the Registrant receiving decreased revenue on any reinvestment of such funds.

Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Registrant is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Registrant has no loans outstanding.

ITEM 7.  FINANCIAL STATEMENTS

                        RESOURCES PENSION SHARES 5, L.P.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 and 2001

                                      INDEX

                                                                           Page


Independent Auditors' Report..............................................  10

Financial Statements:

Balance Sheets as of December 31, 2002 and 2001...........................  11

Statements of Operations for the Years Ended
December 31, 2002 and 2001................................................  12

Statements of Partners' Equity for the Years Ended
December 31, 2002 and 2001................................................  13

Statements of Cash Flows for the Years Ended
December 31, 2002 and 2001................................................  14

Notes to Financial Statements.............................................  15

                          Independent Auditors' Report


To the Partners
Resources Pension Shares 5, L.P.


We have audited the accompanying balance sheets of Resources Pension Shares 5, L.P. (a limited partnership) (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Pension Shares 5, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
February 7, 2003

                        RESOURCES PENSION SHARES 5, L.P.

                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                           --------------------------

                                                               2002          2001
                                                           -----------   -----------
ASSETS

Investments in mortgage loans (net of allowance for loan
      loss of $3,031,234 in 2002)                          $ 4,000,000   $ 8,537,450
Cash and cash equivalents                                    1,054,121     1,926,593
Real estate - net                                            5,305,205     5,561,374
Other assets                                                   251,635       159,537
Interest receivable - mortgage loans                              --         227,170
                                                           -----------   -----------

         Total Assets                                      $10,610,961   $16,412,124
                                                           ===========   ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses                      $   158,427   $   105,591
Due to affiliates                                               59,310        71,035
                                                           -----------   -----------

         Total Liabilities                                     217,737       176,626
                                                           -----------   -----------

Commitment  and contingencies

Partners' Equity:

Limited partners' equity (5,690,843 units
   issued and outstanding)                                  10,289,956    16,073,450
General partners' equity                                       103,268       162,048
                                                           -----------   -----------

         Total Partners' Equity                             10,393,224    16,235,498
                                                           -----------   -----------

         Total Liabilities and Partners' Equity            $10,610,961   $16,412,124
                                                           ===========   ===========

                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                            STATEMENTS OF OPERATIONS

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------

                                                            2002           2001
                                                        -----------    -----------
Revenues:

      Mortgage loans interest income                    $   960,038    $ 1,195,733
      Operating income - real estate                        925,794      1,021,842
      Short-term investment interest                         28,478        176,300
      Other income                                           12,300         15,620
                                                        -----------    -----------

         Total revenues                                   1,926,610      2,409,495
                                                        -----------    -----------

Costs and Expenses:

      Management fees                                       240,126        337,320
      Operating expenses - real estate                      491,624        467,958
      Depreciation and amortization expense                 298,854        232,013
      General and administrative expenses                    91,331        128,134
      Property management fees                               34,217         30,110
      Mortgage servicing fees                                17,175         23,712
      Provision for loan loss                             3,031,234           --
                                                        -----------    -----------

         Total costs and expenses                         4,204,561      1,219,247
                                                        -----------    -----------

      Net (loss) income                                 $(2,277,951)   $ 1,190,248
                                                        ===========    ===========

Net (loss) income attributable to:

      Limited partners                                  $(2,255,171)   $ 1,178,346

      General partners                                      (22,780)        11,902
                                                        -----------    -----------

                                                        $(2,277,951)   $ 1,190,248
                                                        ===========    ===========

Net (loss) income per unit of limited partnership
      interest (5,690,843 units outstanding)            $      (.40)   $       .21
                                                        ===========    ===========

Distribution per unit of limited partnership interest   $       .62    $      1.00
                                                        ===========    ===========

              See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                LIMITED         GENERAL         TOTAL
                                               PARTNERS'       PARTNERS'       PARTNERS'
                                                EQUITY          EQUITY          EQUITY
                                             ------------    ------------    ------------
Balance - January 1, 2001                    $ 20,585,947    $    207,646    $ 20,793,593

    Net income                                  1,178,346          11,902       1,190,248

    Distribution to partners
    ($1.00 per limited partnership unit)       (5,690,843)        (57,500)     (5,748,343)
                                             ------------    ------------    ------------

Balance - December 31, 2001                    16,073,450         162,048      16,235,498

    Net loss                                   (2,255,171)        (22,780)     (2,277,951)

    Distribution to partners
      ($0.62 per limited partnership unit)     (3,528,323)        (36,000)     (3,564,323)
                                             ------------    ------------    ------------

Balance - December 31, 2002                  $ 10,289,956    $    103,268    $ 10,393,224
                                             ============    ============    ============


                       See notes to financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                            STATEMENTS OF CASH FLOWS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------
                                                               2002           2001
                                                            -----------    -----------
Cash Flows from Operating Activities:

Net (loss) income                                           $(2,277,951)   $ 1,190,248
Adjustments to reconcile net (loss) income to net cash
      provided by operating activities
         Provision for loan loss                              3,031,234           --
         Depreciation and amortization expense                  298,854        232,013
         Amortization of origination and acquisition fees        18,085        (21,267)
         Stepped lease rentals                                   13,899         13,720

      Changes in assets and liabilities:
         Other assets                                          (124,614)       (13,317)
         Interest receivable - mortgage loans                  (484,699)       (98,699)
         Accounts payable and accrued expenses                   52,836        (88,404)
         Other liabilities                                         --         (302,500)
         Due to affiliates                                      (11,725)       (32,045)
                                                            -----------    -----------

Net cash provided by operating activities                       515,919        879,749
                                                            -----------    -----------

Cash Flows from Investing Activities:

      Satisfaction of mortgage loan                           2,200,000      3,792,159
      Mortgage loan repayments received                            --           65,389
      Additions to real estate                                  (24,068)    (1,289,092)
                                                            -----------    -----------

Net cash provided by investing activities                     2,175,932      2,568,456
                                                            -----------    -----------
Cash Flows from Financing Activities:

      Distributions to partners                              (3,564,323)    (5,748,343)
                                                            -----------    -----------

Cash used in financing activities                            (3,564,323)    (5,748,343)
                                                            -----------    -----------

Net decrease in cash and cash equivalents                      (872,472)    (2,300,138)

Cash and cash equivalents, beginning of period                1,926,593      4,226,731
                                                            -----------    -----------

Cash and cash equivalents, end of period                    $ 1,054,121    $ 1,926,593
                                                            ===========    ===========

             See notes to financial statements

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001

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

         Limited partners' units were issued at a stated value of $10 per unit. A total of 5,690,843 units of limited partnership were issued, including 100 units to the initial limited partner, for an aggregate capital contribution of $56,908,425. The general partners collectively contributed $1,000 to the Partnership.

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

         On October 21, 1999, an affiliate of NorthStar ("Presidio") entered into a Service Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained and is compensated by Presidio to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

         As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership Agreement to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy. The General Partners do not believe that this transaction will have a material effect on the operations of the Partnership.

         In accordance with the Partnership Agreement, net income and loss, adjusted cash from operations and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partners.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001
                                  (Continued)

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001
                                  (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Write-down for impairment (continued)

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001
                                  (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Standards

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. This statement had no effect on the Partnership's financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

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

         In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's financial statements.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001
                                  (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Standards (Continued)

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this will have an impact on the Partnership's financial statements.

3.       CONFLICTS OF INTEREST AND TRANSACTION WITH RELATED PARTIES

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.75% of the average month-end net asset value of the Partnership. For the years ended December 31, 2002 and 2001, the Administrative General Partner earned $240,126 and $337,320, respectively, for its management services.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the years ended December 31, 2002 and 2001, the Investment General Partner earned $17,175 and $23,712, respectively, in mortgage servicing fees.

         At December 31, 2002 and 2001, the amounts due to the General Partners, with respect to management services and mortgage servicing fees, were $59,310 and $71,035, respectively.

         The Partnership has entered into a property management agreement with Kestrel Management, L.P. ("Kestrel"), an affiliate of the Agent, to perform certain functions relating to supervising the management of the Groton, Connecticut and Landover, Maryland properties. As such, Kestrel is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton, Connecticut property when leasing services are performed or 3% of gross revenues when no leasing services are performed.

         Management fees earned by Kestrel amounted to $34,217 and $30,110 for the years ended December 31, 2002 and 2001, respectively.

         As of December 31, 2002, affiliates of Presidio own 1,958,771 limited partnership units of the Partnership. These units represent approximately 34.42% of the issued and outstanding limited partnership units. Affiliates of the General Partners received approximately $1,214,000 and $1,950,000 of the distributions made to the limited partners for the years ended December 31, 2002 and 2001, respectively.

         The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01 % to the Investment General Partner and .01 % to the Associate General Partner. During the years ended December 31, 2002 and 2001, the General Partners collectively received $36,000 and $57,500, respectively, in distributions.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001
                                  (Continued)

4.       INVESTMENTS IN MORTGAGE LOANS

         As of December 31, 2002, the Partnership had one outstanding first mortgage loan representing an aggregate mortgage amount advanced of $6,500,000. During 2002, the Partnership was repaid the remaining balance on its Buena Park Landowners Loan.

         A discussion of these events, as well as a description of the Partnership's other mortgage investments, is described below.

         Buena Park Landowners Loan

         In August 1988, the Partnership funded a first mortgage loan in the principal amount of $2,200,000 at an annual interest rate of 10%. The loan was secured by a Lucky Supermarket located in Buena Park, California. The loan was interest only and scheduled to mature in May 2005. The Partnership exercised its right to accelerate the maturity date of the loan and, on May 1, 2002, the contractual loan balance of $2,545,448 was repaid.

         Oliveye Loan

         On October 31, 1997, the Partnership funded a first mortgage loan to Oliveye Hotel Limited Partnership in the principal amount of $6,500,000. The loan had an annual interest rate of 11% and was payable monthly. The loan is secured by the Crowne Plaza Hotel located in Cincinnati, Ohio and was scheduled to mature in October 2000. The mortgage was extended to October 2001 with interest at 12% per annum and monthly payments of $68,450. The Partnership further extended the maturity date to October 1, 2003. The Partnership received a loan origination fee of $31,872 related to the 2000 extension. In addition, the borrower placed in escrow a deed which will be released to the Partnership should the borrower default.

         During the year 2002, based upon the cash flow generated from the property which secures the Partnership's loan and the economic situation in the market in which Partnership's collateral is located, the Partnership determined that an allowance for loan loss was required. Accordingly, the Partnership recorded an allowance for loan loss of $3,031,234. This reserve reduced the carrying value of its remaining mortgage loan and accrued interest to its net realizable value of $4,000,000. The Partnership has ceased accruing interest on the loan.

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001
                                  (Continued)

4.       INVESTMENTS IN MORTGAGE LOANS (CONTINUED)

         Information with respect to the Partnership's investments in mortgage loans is summarized below:


                                                                                Interest
                       Interest      Interest                     Mortgage      Recognized         (1)                 (1)
                         Rate          Rate        Maturity        Amount        Dec. 31,      Carrying Value     Carrying Value
                       Current %     Accrued %       Date         Advanced        2002          Dec. 31, 2002     Dec. 31, 2001
                       ---------     ---------    ----------     -----------   -----------     ---------------    ---------------
Description
Shopping Center
Lucky Supermarket
  Buena Park, CA     8.41-10.00        1.82-0     April 2002     $ 2,200,000    $ 376,329      $      --          $ 2,218,084
(3)

Hotel
Crowne Plaza Hotel
   Cincinnati, OH       12.00            --       Oct. 2003                       583,709        4,000,000          6,319,366
(2)                                                 (4)            6,500,000

  OFFICE BUILDING
Lionmark Corp.
Ctr
   Columbus, OH          8.5             --       June 2003        4,000,000          --            --                --
(5)                                                              -----------    ---------      -----------        -----------
                                                                 $12,700,000    $ 960,038      $ 4,000,000        $ 8,537,450
                                                                 ===========    =========      ===========        ===========

     1. The carrying values of the above mortgage loans are inclusive of acquisition fees, accrued interest recognized and loan origination fees. At December 31, 2002, the carrying value of the remaining loan is net of an allowance for loan loss of $3,031,234.

     2. This loan is accounted for under the interest method. The contractual balance is $7,205,849 at December 31, 2002.

     3. This loan was accounted for under the investment method. The loan was repaid on May 1, 2002 at its contractual balance of $2,545,448.

     4. The loan now requires the borrower to pay to the partnership, on a monthly basis, all excess cash flow (as defined) generated by the property.

     5.   The loan was prepaid by the mortgagor on May 31, 2001.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001
                                  (Continued)

4.       INVESTMENTS IN MORTGAGE LOANS (CONTINUED)

         A summary of mortgage activity is as follows:

                                                        INVESTMENT       INTEREST
a)                                                        Method          Method          Total
                                                       ------------    ------------    ------------
                   Balance, January 1, 2001            $  2,223,377    $ 10,150,354    $ 12,373,731
                      Interest recognized                   273,978         921,755       1,195,733
                      Amortization of loan principal           --           (65,389)        (65,389)
                      Cash received inclusive of
                        current interest accruals          (279,271)     (4,687,354)     (4,966,625)
                                                       ------------    ------------    ------------

                   Balance, December 31, 2001             2,218,084       6,319,366       8,537,450
                      Interest recognized                   376,329         583,709         960,038
                      Provision for loan loss                  --        (3,031,234)     (3,031,234)
                      Accrued interest included in
                        provision for loan loss                --           189,364         189,364
                   Cash received inclusive of
                        current interest accruals        (2,594,413)        (61,205)     (2,655,618)
                                                       ------------    ------------    ------------

                   Balance, December 31 2002           $       --      $  4,000,000    $  4,000,000
                                                       ============    ============    ============

5.       REAL ESTATE

         The following table is a summary of the Partnership's real estate:

                                                      December 31,     December 31,
                                                          2002            2001
                                                      ------------    ------------
                     Land                             $  2,460,000    $  2,460,000
                     Building and improvements           9,427,814       9,403,746
                                                      ------------    ------------
                                                        11,887,814      11,863,746

                     Less: accumulated depreciation     (1,901,676)     (1,621,439)
                     Less: impairment reserve           (4,680,933)     (4,680,933)
                                                      ------------    ------------
                                                      $  5,305,205    $  5,561,374
                                                      ============    ============

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

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001
                                  (Continued)

5.       REAL ESTATE (CONTINUED)

         Landover, Maryland (Continued)

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

         The Partnership paid real estate taxes for this property during the years ended December 31, 2002 and 2001, in the amounts of $48,558 and $43,260, respectively. Such amounts are included in operating expenses-real estate in the statements of operations.

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

6.       FUTURE MINIMUM RENTAL INCOME

         Approximate future minimum rental payments, excluding operating escalations and other charges, due from tenants pursuant to the terms of existing noncancelable leases as of December 31, 2002 are as follows:

              Year ending December 31,
                           2003                            $  757,633
                           2004                               670,763
                           2005                               574,483
                           2006                               521,613
                           2007                               456,941
                           Thereafter                       1,049,706
                                                           ----------
                           Total                           $4,031,139
                                                           ==========

      The leases generally provide for minimum rent, and additional rent based on each tenant's gross sales, as well as reimbursement of operating expenses over base year amounts.

                        RESOURCES PENSION SHARES 5, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 and 2001
                                  (Continued)

7. RECONCILIATION OF NET (LOSS) INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

                                                                           Years Ended December 31,
                                                                         --------------------------
                                                                             2002           2001
                                                                         -----------    -----------
         Net (loss) income per financial statements                      $(2,277,951)   $ 1,190,248

         Difference in income recognized on
            mortgage investments                                            (103,916)        16,778

         Provision for loan loss not recognized for tax
            Purposes                                                       3,031,234           --

         Income recognized for tax purposes which
            was deferred until future years for
            financial statement                                                 --         (302,500)

         Financial statement depreciation in excess
            of tax depreciation                                               23,200        (22,773)
                                                                         -----------    -----------

         Net income per tax basis                                        $   672,567    $   881,753
                                                                         ===========    ===========

         The difference between the Partnership's net assets per financial statements to the tax basis of accounting are as follows:

                                                                         December 31,
                                                              ----------------------------
                                                                  2002            2001
                                                              ------------    ------------
         Net assets per financial statements                  $ 10,393,224    $ 16,235,498
         Deferred interest receivable                                 --           281,306
         Accrued interest receivable                               886,484            --
         Acquisition and origination fees                             --            (2,776)
         Allowance for impairments                               4,239,330       4,239,330
         Allowance for loan loss                                 2,319,365            --
         Syndication costs                                       2,669,697       2,669,697
         Cumulative tax depreciation in excess of
                financial statement depreciation                  (199,876)       (223,075)
                                                              ------------    ------------

         Net assets per tax basis                             $ 20,308,224    $ 23,199,980
                                                              ============    ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Registrant has no officers or directors. The Administrative General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The officers and directors of the Associate General Partner and the Investment General Partner, in their respective capacities as such, do not devote any material amount of their business time and attention to Registrant's affairs. The names and positions held by the officers and directors of the Administrative General Partner at March 24, 2003 are described below. The officers and directors of the Associate General Partner and the Investment General Partner are the same as the officers and directors of the Administrative General Partner.

                                                                                Has Served as
                                        Position Held with the           Has Served as a Director
Name                                   Managing General Partner               or Officer Since
----                                   ------------------------               ----------------
Michael L. Ashner                     President and Director                       10-99

Richard J. McCready                   Vice President                               11-97

Peter Braverman                       Vice President                               10-99

Carolyn Tiffany                       Vice President and Treasurer                 10-99

         Michael L. Ashner, age 50, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. Since August 19, 2002, Mr. Ashner has also served as the Chief Executive Officer of Shelbourne Properties I Inc., Shelbourne Properties II Inc. and Shelbourne Properties III Inc. (collectively, the "Shelbourne REITs"), three publicly traded real estate investment trusts. Mr. Ashner currently serves as a director of each of the Shelbourne REITs, Great Bay Hotel and Casino Inc., and NBTY, Inc.

         Richard J. McCready age 44, serves as Chief Operating Officer and Secretary of NorthStar Capital Investment Corp. ("NorthStar"). Prior to joining NorthStar in 1998, Mr. McCready had been President, Chief Operating Officer of WFA.

         Peter Braverman, age 51, has been a Vice President of WFA and the Managing General Partner since January 1996. Since August 19, 2002, Mr. Braverman has also served as the Executive Vice President of each of the Shelbourne REITs. Mr. Braverman serves as a director of the Shelbourne REITs.

         Carolyn Tiffany, age 36, has been employed with WFA since January 1993. Since December 1997, Ms. Tiffany has served as the Chief Operating Officer of WFA. In addition, since August 19, 2002, Ms. Tiffany has served as the Chief Financial Officer of each of the Shelbourne REITs.

Each director and officer of the General Partner will hold office until the next annual meeting of stockholders of the General Partner and until his successor is elected and qualified.

In addition, each of the foregoing officers and directors other than Mr. McCready hold similar positions with Newkirk MLP Corp., GFB-AS Manager Corp. and Winthrop Financial Associates, entities that through one or more subsidiaries manage over 200 limited partnerships that hold title to real property including, commercial properties, residential properties and assisted living facilities.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Security Ownership of Certain Beneficial Owners.

         Except as set forth below, no person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2003:

                                                             Number of
         Name of Beneficial Owner                            Units owned              % of Class
         ------------------------                            -----------              ----------
         Bighorn Associates I, LLC(1)(3)                        3,352                     < 1%
         Bighorn Associates II, LLC(1)(3)                     472,069                    8.30%
         Presidio Partnership II Corp.(2)(3)                  552,506                    9.71%
         Presidio Capital Investment Company LLC(2)(3)         69,732                    1.23%
         Presidio RPS Acquisition Corp.(2)(3)                 860,751                   15.13%

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

(3) Each of Bighorn Associates I, LLC, Bighorn Associates II, LLC, Presidio Partnership II Corp., Presidio Capital Investment Company LLC and Presidio RPS Acquisition Corp. are affiliates of the General Partners.

         (b)  Security Ownership of Management.

         Affiliates of the General Partners own a total of 1,958,410 Units representing approximately 34.41% of the total outstanding Units. Neither the General Partners nor their respective officers and directors own any Units.

         (c)  Changes in Control.

         There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During Registrant's fiscal year ended December 31, 2002, the General Partners have earned or received compensation or payments for services from Registrant as follows:

        NAME OF RECIPIENT                     CAPACITY IN WHICH SERVED            COMPENSATION
        -----------------                     ------------------------            ------------
Resources Capital Corp. (3)                 Administrative General Partner        $ 240,126(1)
Resources Pension Advisory Corp. (3)        Investment General Partner            $  17,175(2)
Presidio AGP Corp. (3)                      Associate General Partner             $      --

(1)  This amount represents a fee for managing affairs of Registrant.

(2) This amount represents a fee for servicing the mortgage loan portfolio of Registrant.

(3) Pursuant to Registrant's Partnership Agreement, for the year ended December 31, 2002, the General Partners were allocated taxable income as follows:
     $6,591 to the Administrative General Partner and $67 to each of the Investment and Associate General Partners.

ITEM 13.   CONTROLS AND PROCEDURES

The Administrative General Partner's principal executive officer and principal financial officer have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.


ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2003.


RESOURCES PENSION SHARES 5, L.P.


By:      RESOURCES CAPITAL CORP.
         Administrative General Partner

By:      /s/ Michael L. Ashner
         ---------------------
         Michael L. Ashner
         President


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

       SIGNATURE                          TITLE                                DATE
       ---------                          -----                                ----

/s/ Michael L. Ashner                Director and President              March 26, 2003
---------------------------
Michael L. Ashner


/s/ Carolyn Tiffany                  Vice President and Treasurer        March 26, 2003
---------------------------
Carolyn Tiffany

                        RESOURCES PENSION SHARES 5, L.P.
                          FORM 10-KSB DECEMBER 31, 2002

                                 CERTIFICATIONS

          I, Michael L. Ashner, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Resources Pension Shares 5, L.P. (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:   March 26, 2003                    /s/ Michael L. Ashner
                                               ---------------------
                                               Michael L. Ashner
                                               Chief Executive Officer

                        RESOURCES PENSION SHARES 5, L.P.
                          FORM 10-KSB DECEMBER 31, 2002

                                 CERTIFICATIONS

          I, Carolyn Tiffany, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Resources Pension Shares 5, L.P. (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:   March 26, 2003                    /s/ Carolyn Tiffany
                                               -------------------
                                               Carolyn Tiffany
                                               Chief Financial Officer

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

10(e)    Negotiable Promissory Note between DVL, Inc. and Registrant, dated
         February 28, 1997.

10(f)    Loan Agreement between Oliveye Hotel Limited Partnership and
         Registrant, dated October 31, 1997.

99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.                                                                       33