Form 10QSB
period 2003-03-31
RESOURCES PENSION SHARES 5 LP
filed 2003-05-15
CIK 789987

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

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

Registrant's telephone number, including area code (617) 570-4600
                                                   --------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---


                                     1 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003
                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)
                                                        MARCH 31,   DECEMBER 31,
                                                          2003          2002
                                                      -----------   -----------
ASSETS

Investments in mortgage loans (net of
   allowance for loan loss of 3,031,234)              $ 4,000,000   $ 4,000,000
Cash and cash equivalents                               1,115,871     1,054,121
Real estate - net                                       5,235,043     5,305,205
Other assets                                              274,657       251,635
                                                      -----------   -----------

      Total Assets                                    $10,625,571   $10,610,961
                                                      ===========   ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

Accounts payable and accrued expenses                 $    76,314   $   158,427
Due to affiliates                                         107,920        59,310
                                                      -----------   -----------
      Total Liabilities                                   184,234       217,737
                                                      -----------   -----------

Commitment and Contingencies

Partners' Equity:

Limited partners' equity (5,690,843 units
issued and outstanding)                                10,337,588    10,289,956
General partners' equity                                  103,749       103,268
                                                      -----------   -----------
      Total Partners' Equity                           10,441,337    10,393,224
                                                      -----------   -----------
      Total Liabilities and Partners' Equity          $10,625,571   $10,610,961
                                                      ===========   ===========




                       See notes to financial statements.

                                     2 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED
                                                  MARCH 31,     MARCH 31,
                                                    2003          2002
                                                  --------      --------
Revenues:

   Mortgage loans interest income                 $   --        $243,817
   Operating income - real estate                  328,967       278,091
   Short-term investment interest                    2,052         7,521
                                                  --------      --------
      Total revenues                               331,019       529,429
                                                  --------      --------

Costs and Expenses:

   Management fees                                  45,635        69,166
   Operating expenses - real estate                128,557       124,176
   Depreciation and amortization expense            75,107        74,308
   General and administrative expenses              21,044        15,255
   Property management fees                          8,613         8,507
   Mortgage servicing fees                           3,950         5,325
                                                  --------      --------
      Total costs and expenses                     282,906       296,737
                                                  --------      --------
   Net income                                     $ 48,113      $232,692
                                                  ========      ========

Net income attributable to:

   Limited partners                               $ 47,632      $230,365

   General partners                                    481         2,327
                                                  --------      --------
                                                  $ 48,113      $232,692
                                                  ========      ========
Net income per unit of limited partnership
   interest (5,690,843 units outstanding)         $   0.01      $   0.04
                                                  ========      ========



                       See notes to financial statements.

                                     3 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)





                                    LIMITED          GENERAL          TOTAL
                                   PARTNERS'        PARTNERS'        PARTNERS'
                                    EQUITY           EQUITY           EQUITY
                                  -----------       --------        -----------

Balance - December 31, 2002       $10,289,956       $103,268        $10,393,224

   Net income                          47,632            481             48,113
                                  -----------       --------        -----------

Balance - March 31, 2003          $10,337,588       $103,749        $10,441,337
                                  ===========       ========        ===========









                       See notes to financial statements.

                                     4 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED
                                                           MARCH 31,      MARCH 31,
                                                             2003           2002
                                                         -----------    -----------
Cash Flows from Operating Activities:

Net income                                               $    48,113    $   232,692
Adjustments to reconcile net income to net cash
   provided by operating activities
      Depreciation and amortization expense                   75,107         74,308
      Amortization of origination and acquisition fees          --            1,324

   Changes in assets and liabilities:
      Other assets                                           (27,967)       (60,062)
      Interest receivable - mortgage loans                      --         (188,433)
      Accounts payable and accrued expenses                  (82,113)           237
      Due to affiliates                                       48,610         74,492
                                                         -----------    -----------
Net cash provided by operating activities                     61,750        134,558
                                                         -----------    -----------
Net increase in cash and cash equivalents                     61,750        134,558

Cash and cash equivalents, beginning of period             1,054,121      1,926,593
                                                         -----------    -----------
Cash and cash equivalents, end of period                 $ 1,115,871    $ 2,061,151
                                                         ===========    ===========





                       See notes to financial statements.

                                     5 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003

                          NOTES TO FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL INFORMATION

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, L.P. (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2002. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2002 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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



                                     6 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003

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

         On October 21, 1999, an affiliate of NorthStar ("Presidio"), entered into a Service Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained and is compensated by Presidio to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

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

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.75% of the average month-end net asset value of the Partnership. For the three months ended March 31, 2003 and 2002, the Administrative General Partner earned $45,635 and $69,166, respectively, for its management services.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the three months ended March 31, 2003 and 2002, the Investment General Partner earned $3,950 and $5,325, respectively, in mortgage servicing fees.

         The Partnership has entered into a property management agreement with Kestrel Management, L.P. ("Kestrel"), an affiliate of the Agent, to perform certain functions relating to supervising the management of the Groton, Connecticut and Landover, Maryland properties. As such, Kestrel is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton, Connecticut and Landover, Maryland properties (see Note 6) when leasing services are performed or 3% of gross revenues when no leasing services are performed.


                                    7 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         Management fees earned by Kestrel amounted to $8,613 and $8,507 for the three months ended March 31, 2003 and 2002, respectively.

         As of March 31, 2003, affiliates of Presidio own 1,958,771 limited partnership units of the Partnership. These units represent approximately 34.42% of the issued and outstanding limited partnership units.

4.       INVESTMENT IN MORTGAGE LOAN

         Information with respect to the Partnership's investment in its remaining mortgage loan is summarized below:

                        Interest      Interest                    Mortgage        Interest             (1)
                          Rate          Rate       Maturity        Amount        Recognized      Carrying Value
                        Current %     Accrued %      Date         Advanced     March 31, 2003    March 31, 2003
                      ------------  ------------ -----------  --------------  ---------------- ------------------
Hotel
Crowne Plaza Hotel
   Cincinnati, OH (2)    12.00           -       May 2003     $   6,500,000            -             4,000,000
                                                     (3)
                                                              --------------  ----------------   --------------
                                                              $   6,500,000   $                  $   4,000,000
                                                              ==============  ================   ==============

         1. The carrying values of the above mortgage loans are inclusive of acquisition fees, accrued interest recognized and loan origination fees. At March 31, 2003, the carrying value of the remaining loan is net of an allowance for loan loss of $3,031,234.

         2. This loan is accounted for under the interest method. The contractual balance is $7,395,430 at March 31, 2003.

         3. In May 2002, the loan was extended until May 2003 at the same interest rate. The loan now requires the borrower to pay to the Partnership, on a monthly basis, all excess cash flow (as defined) generated by the property. The Partnership is unwilling to further extend the loan beyond the May 2003 due date. Accordingly, if the loan is not repaid or a settlement cannot be reached, the Partnership will move to foreclosure on the property which secures this loan.



                                    8 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003

5.       REAL ESTATE

         The following table is a summary of the Partnership's Groton, Connecticut and Landover, Maryland, properties (See Note 6) as of:

                                                  March 31,     December 31,
                                                    2003           2002
                                               -------------   --------------

         Land                                   $ 2,460,000     $ 2,460,000
         Building and improvements                9,427,814       9,427,814
                                               -------------   --------------
                                                 11,887,814      11,887,814

         Less: accumulated depreciation          (1,971,838)     (1,901,676)
         Less: impairment reserve                (4,680,933)     (4,680,933)
                                               -------------   --------------
                                                $ 5,235,043    $  5,305,205
                                               =============   ==============


6.       SUBSEQUENT EVENT

         On April 24, 2003, the Partnership sold its Landover, Maryland property to an unaffiliated third party for $600,000. After closing costs and adjustments, the Partnership received approximately $583,000. During 1999, the Partnership had recorded a provision for impairment which represented the entire carrying value of the property. Accordingly, the Partnership will recognize a gain for financial statement purposes of approximately $583,000 during the second quarter of 2003.



                                    9 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003

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

         Liquidity and Capital Resources

         As of March 31, 2003, the Registrant has funded an aggregate of $6,500,000 to the mortgagor in one outstanding mortgage loan and holds title to two parcels of real property in Groton, Connecticut and Landover, Maryland and improvements located thereon.

         On April 24, 2003, the Partnership sold its Landover, Maryland property to an unaffiliated third party for $600,000. After closing costs and adjustments, the Partnership received approximately $583,000. During 1999, the Partnership had recorded a provision for impairment which represented the entire carrying value of the property. Accordingly, the Partnership will recognize a gain for financial statement purposes of approximately $583,000 during the second quarter of 2003.

         The Registrant's Oliveye loan was scheduled to mature in October 2001. In May 2002, the loan was extended until May 1, 2003 at the same interest rate. The loan now requires the borrower to pay to the Partnership, on a monthly basis, all excess cash flow (as defined) generated by the property. During the year ended December 31, 2002, based upon the cash flow generated from the property which secures Registrant's loan and the economic situation in the market in which Registrant's collateral is located, the Registrant determined that an allowance for loan loss was required. Accordingly, the Registrant recorded an allowance for loan loss of $3,031,234 during the year ended December 31, 2002. This reserve reduced the carrying value of its remaining mortgage loan and accrued interest to its net realizable value of $4,000,000. The Partnership is unwilling to further extend the maturity date of this loan. Accordingly, if the loan is not repaid or a settlement cannot be reached, the Partnership will move to foreclosure on the property which secures this loan.

         At March 31, 2003, the Registrant's level of liquidity based on cash and cash equivalents increased to $1,115,871 as compared to $1,054,121 as of December 31, 2002. The increase was due to $61,750 of cash from operating activities. At March 31, 2003, the Registrant had $1,115,871 in cash and cash equivalents, of which approximately $836,000 was invested primarily in money market mutual funds.

         Registrant's only sources of liquidity are through payments of its mortgage loan, if any, and from cash flow generated from operations, if any, from its wholly owned property. Registrant is required to pay the operating expenses associated with its property. If necessary, the Registrant has the right to establish reserves either from disposition proceeds or from cash flows. The Registrant currently holds working capital reserves in short term investments at rates which are lower than the returns previously earned on the loans that have been repaid.




                                    10 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003

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

         Results of Operations

         Net income decreased by $184,579 to $48,113 for the three months ended March 31, 2003, compared with the same period in the prior year. The decrease was due to a $198,410 decrease in revenues, which was slightly offset by a decrease in costs and expenses of $13,831.

         Total revenues decreased by $198,410 for the three months ended March 31, 2003 compared to the same period in the prior year due to decreases in short term investment interest of $5,469 and mortgage loans interest income of $243,817, which were partially offset by an increase in operating income - real estate of $50,876. Operating income - real estate increased due to an increase in occupancy and an increase in rental rates at the Groton, Connecticut property. Short term investment interest decreased as a result of lower interest rates and lower cash reserves available for investment. Interest income on mortgage loans decreased due to the Partnership ceasing to accrue interest on the Oliveye Loan in 2003. No cash flow was received from the borrower on the Oliveye Loan in 2003.

         Costs and expenses decreased by $13,831 for the three months ended March 31, 2003, compared to the same period in the prior year, due to decreases in management and mortgage servicing fees, which were substantially offset by increases in operating expenses - real estate, depreciation and amortization expense, general and administrative expenses and property management fees. Operating expenses - real estate increased as a result of leasing activity at the Registrants' Groton, Connecticut property. Depreciation and amortization increased as a result of additions to real estate. Management fees paid to the Administrative General Partner decreased due to a decrease in the average net asset value of the Registrant.

         Real Estate Market

         The real estate market has begun to recover from the effects of the recent recession, which included a substantial decline in the market value of existing properties. However, high vacancy rates continue to exist in many areas. As a result, Registrant's potential for realizing the full value of its investment in mortgages is at an increased risk.

         Recently Issued Accounting Standards

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. This statement had no effect on the Registrant's financial statements.



                                    11 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Recently Issued Accounting Standards (Continued)

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. This statement had no effect on the Registrant's financial statements.

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

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Registrant will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Registrant does not expect that this Interpretation will have an impact on the Registrant's financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.


                                    12 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Recently Issued Accounting Standards (Continued)

         This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's financial statements.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The Registrant's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.


                                    13 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended March 31, 2003.




                                    14 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           RESOURCES PENSION SHARES 5, L.P.


                                BY: Resources Capital Corp.
                                   ---------------------------------------------
                                    Administrative General Partner



                                BY: /s/ Michael L. Ashner
                                   ---------------------------------------------
                                    Michael L. Ashner
                                    President and Director
                                    (Principal Executive Officer)


                                BY: /s/  Thomas C. Staples
                                   ---------------------------------------------
                                    Thomas C. Staples
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)




                                    Dated: May 15, 2003


                                    15 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003

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


                                    16 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





         Date:   May 15, 2003                     /s/ Michael L. Ashner
                                                  -----------------------------
                                                  Michael L. Ashner
                                                  President and Director
                                                  (Principal Executive Officer)



                                    17 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003


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





                                    18 of 20

                        RESOURCES PENSION SHARES 5, L.P.

                           FORM 10-QSB MARCH 31, 2003


6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







         Date:   May 15, 2003                /s/ Thomas C. Staples
                                             -----------------------------------
                                             Thomas C. Staples
                                             Vice President and Treasurer
                                             (Principal Financial and Accounting
                                             Officer)





                                    19 of 20