Form 10QSB
period 2003-06-30
RESOURCES PENSION SHARES 5 LP
filed 2003-08-14
CIK 789987

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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




                                     1 of 22

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2003
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)
                                                                JUNE 30,             DECEMBER 31,
                                                                  2003                   2002
                                                           --------------------   -------------------
ASSETS

Investment in mortgage loan (net of allowance
   for loan loss of $4,631,234 and $3,031,234 at
   June 30, 2003 and December 31, 2002, respectively)      $         2,300,000    $        4,000,000
Cash and cash equivalents                                            1,667,327             1,054,121
Real estate - net                                                    5,428,864             5,305,205
Other assets                                                           161,343               251,635
                                                           --------------------   -------------------

          Total Assets                                     $         9,557,534    $       10,610,961
                                                           ====================   ===================

LIABILITIES AND PARTNERS' EQUITY

Liabilities

Accounts payable and accrued expenses                      $            94,736    $          158,427
Due to affiliates                                                       49,860                59,310
                                                           --------------------   -------------------

          Total Liabilities                                            144,596               217,737
                                                           --------------------   -------------------

Commitment and Contingencies

Partners' Equity:

Limited partners' equity (5,690,843 units
   issued and outstanding)                                           9,319,473            10,289,956
General partners' equity                                                93,465               103,268
                                                           --------------------   -------------------

          Total Partners' Equity                                     9,412,938            10,393,224
                                                           --------------------   -------------------

          Total Liabilities and Partners' Equity           $         9,557,534    $       10,610,961
                                                           ====================   ===================


                       See notes to financial statements.

                                    2 of 22

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2003

STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                       FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,                 JUNE 30,
                                                                     2003                     2002
                                                             ----------------------   ---------------------
Revenues:

     Mortgage loans interest income                          $               3,262    $            754,558
     Operating income - real estate                                        563,732                 495,602
     Short-term investment interest                                          5,194                  15,547
                                                             ----------------------   ---------------------

         Total revenues                                                    572,188               1,265,707
                                                             ----------------------   ---------------------

Costs and Expenses:

     Management fees                                                        91,608                 129,045
     Operating expenses - real estate                                      179,232                 146,891
     Depreciation and amortization expense                                 150,215                 148,616
     General and administrative expenses                                    48,030                  39,747
     Property management fees                                               15,909                  14,469
     Mortgage servicing fees                                                 7,837                   9,275
     Provision for loan loss                                             1,600,000                       -
                                                             ----------------------   ---------------------

         Total costs and expenses                                        2,092,831                 488,043
                                                             ----------------------   ---------------------

     Income (loss) from continuing operations                           (1,520,643)                777,664
                                                             ----------------------   ---------------------

Discontinued Operations:

     Loss from operations of sold property                                (42,044)                (99,048)
     Gain on sale of property                                              582,401                       -
                                                             ----------------------   ---------------------

     Income (loss) from discontinued operations                            540,357                 (99,048)
                                                             ----------------------   ---------------------


Net income (loss)                                             $           (980,286)   $            678,616
                                                             ======================   =====================


     Net income (loss) allocated to general partners         $              (9,803)   $              6,786
                                                             ======================   =====================

     Income (loss) from continuing operations
        allocated to limited partners                         $         (1,505,436)   $            769,887
     Income (loss) from discontinued operations
        allocated to limited partners                                      534,953                 (98,057)
                                                             ----------------------   ---------------------

     Net income (loss) allocated to limited partners         $            (970,483)   $            671,830
                                                             ======================   =====================

     Income (loss) from continuing operations
        per unit of limited partnership interest             $                (.26)   $                .14
     Income (loss) from discontinued operations
        per unit of limited partnership interest                               .09                    (.02)
                                                             ----------------------   ---------------------

Net income (loss) per unit of limited partnership interest
     (5,690,843 units outstanding)                           $                (.17)   $                .12
                                                             ======================   =====================

Distribution per unit of limited patnership interest         $                   -    $                .43
                                                             ======================   =====================



                       See notes to financial statements.

                                    3 of 22

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2003

STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                       FOR THE THREE MONTHS ENDED
                                                                    JUNE 30,                JUNE 30,
                                                                      2003                    2002
                                                               --------------------   ---------------------
Revenues:

     Mortgage loans interest income                            $             3,262    $            510,741
     Operating income - real estate                                        234,765                 217,511
     Short-term investment interest                                          3,142                   8,026
                                                               --------------------   ---------------------

          Total revenues                                                   241,169                 736,278
                                                               --------------------   ---------------------

Costs and Expenses:

     Management fees                                                        45,973                  59,879
     Operating expenses - real estate                                       82,645                  68,305
     Depreciation and amortization expense                                  75,108                  74,308
     General and administrative expenses                                    26,986                  24,492
     Property management fees                                                8,796                   7,462
     Mortgage servicing fees                                                 3,887                   3,950
     Provision for loan loss                                             1,600,000                       -
                                                               --------------------   ---------------------

          Total costs and expenses                                       1,843,395                 238,396
                                                               --------------------   ---------------------

     Income (loss) from continuing operations                           (1,602,226)                497,882
                                                               --------------------   ---------------------

Discontinued Operations:

     Loss from operations of sold property                                  (8,574)               (51,958)
     Gain on sale of property                                              582,401                       -
                                                               --------------------   ---------------------

     Income (loss) from discontinued operations                            573,827                 (51,958)
                                                               --------------------   ---------------------

Net income (loss)                                              $        (1,028,399)   $            445,924
                                                               ====================   =====================


     Net income (loss) allocated to general partners           $           (10,284)   $              4,459
                                                               ====================   =====================

     Income (loss) from continuing operations
        allocated to limited partners                          $        (1,586,204)   $            492,903
     Income (loss) from discontinued operations
        allocated to limited partners                                      568,089                 (51,438)
                                                               --------------------   ---------------------

     Net income (loss) allocated to limited partners           $        (1,018,115)   $            441,465
                                                               ====================   =====================

     Income (loss) from continuing operations
        per unit of limited partnership interest               $              (.28)   $                .09
     Income (loss) from discontinued operations
        per unit of limited partnership interest                               .10                    (.01)
                                                               --------------------   ---------------------

Net income (loss) per unit of limited partnership interest
     (5,690,843 units outstanding)                             $              (.18)   $                .08
                                                               ====================   =====================

Distribution per unit of limited partnership interest          $                 -    $                .43
                                                               ====================   =====================

                       See notes to financial statements.

                                    4 of 22

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2003



STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                        LIMITED              GENERAL                 TOTAL
                                       PARTNERS'            PARTNERS'              PARTNERS'
                                         EQUITY               EQUITY                 EQUITY
                                 --------------------   -------------------   ---------------------

Balance - January 1, 2003        $        10,289,956    $          103,268    $         10,393,224

    Net loss                                (970,483)               (9,803)               (980,286)
                                 --------------------   -------------------   ---------------------

Balance - June 30, 2003          $         9,319,473    $           93,465    $          9,412,938
                                 ====================   ===================   =====================

























                       See notes to financial statements.

                                    5 of 22

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2003

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,               JUNE 30,
                                                                            2003                    2002
                                                                   ---------------------   ---------------------

Cash Flows from Operating Activities:

Continuing Operations:
Income from continuing operations                                  $         (1,520,643)   $            777,664
Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization expense                                  150,215                 148,616
         Amortization of origination and acquisition fees                             -                  18,085
         Provision for loan loss                                              1,600,000                       -

      Changes in assets and liabilities:
         Other assets                                                            80,401                  15,955
         Interest receivable - mortgage loans                                         -                (320,362)
         Accounts payable and accrued expenses                                  (63,691)                 (3,383)
         Due to affiliates                                                       (9,450)                 (6,754)
                                                                   ---------------------   ---------------------

         Net cash provided by continuing operations                             236,832                 629,821
                                                                   ---------------------   ---------------------

Discontinued Operations:
Income from discontinued operations                                             540,357                 (99,048)
Adjustments to reconcile income to net cash
  provided by discontinued operations
         Gain on sale of property                                              (582,401)                      -
                                                                   ---------------------   ---------------------

         Net cash used in discontinued operations                               (42,044)                (99,048)
                                                                   ---------------------   ---------------------

         Net cash provided by operating activities                              194,788                 530,773
                                                                   ---------------------   ---------------------

Cash Flows from Investing Activities:

      Satisfaction of mortgage loan                                                   -               2,200,000
      Mortgage loan proceeds received                                           100,000                       -
      Additions to real estate                                                 (263,983)                 (4,352)
      Net proceeds from sale of property-
        discontinued operations                                                 582,401                       -
                                                                   ---------------------   ---------------------

Net cash provided by investing activities                                       418,418               2,195,648
                                                                   ---------------------   ---------------------

Cash Flows from Financing Activities:

      Distributions to partners                                                       -              (2,472,062)
                                                                   ---------------------   ---------------------

Cash used in financing activities                                                     -              (2,472,062)
                                                                   ---------------------   ---------------------

Net increase in cash and cash equivalents                                       613,206                 254,359

Cash and cash equivalents, beginning of period                                1,054,121               1,926,593
                                                                   ---------------------   ---------------------

Cash and cash equivalents, end of period                           $          1,667,327    $          2,180,952
                                                                   =====================   =====================


                       See notes to financial statements.


                                    6 of 22

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2003

                          NOTES TO FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL INFORMATION

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Pension Shares 5, L.P. (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2002. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. Certain amounts from 2002 have been reclassified to conform to the 2003 presentation. The balance sheet at December 31, 2002 was derived from audited financial statements at such date.

         The results of operations for the six and three months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Investment in mortgage loan

         The Partnership accounted for its investment in its remaining mortgage loan under the interest method. Under this method of accounting, the Partnership recognized revenue as interest income over the term of the mortgage loan so as to produce a constant periodic rate of return. Interest income was not recognized as revenue during periods where there are concerns about the ultimate realization of the interest or the loan principal (see Note 7).

         Allowance for loan loss

         An allowance for loan loss was established based upon a periodic review of the mortgage loan in the Partnership's portfolio. In performing this review, management considered the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each year end.

         The allowance is inherently subjective and based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide additional losses in subsequent years and such provisions could be material.


                                    7 of 22

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2003

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

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.75% of the average month-end net asset value of the Partnership. For the six months ended June 30, 2003 and 2002, the Administrative General Partner earned $91,608 and $129,045, respectively, for its management services.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the six months ended June 30, 2003 and 2002, the Investment General Partner earned $7,837 and $9,275, respectively, in mortgage servicing fees.

         The Partnership has entered into a property management agreement with Kestrel Management, L.P. ("Kestrel"), an affiliate of the Agent, to perform certain functions relating to supervising the management of the Groton, Connecticut and Landover, Maryland properties. As such, Kestrel is entitled to receive as compensation for its supervisory management services the greater of 6% of annual gross revenues from the Groton, Connecticut and Landover, Maryland properties (see Notes 5 and 6) when leasing services are performed or 3% of gross revenues when no leasing services are performed.





                                    8 of 22

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2003

                          NOTES TO FINANCIAL STATEMENTS


3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         Management fees earned by Kestrel amounted to $17,909 and $17,894 ($2,000 and $3,425 which are included in discontinued operations for 2003 and 2002, respectively), for the six months ended June 30, 2003 and 2002, respectively.

         The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01 % to the Investment General Partner and .01 % to the Associate General Partner. During the six months ended June 30, 2002, the General Partners collectively received $25,000 in distributions. No distributions were made during the six months ended June 30, 2003.

         As of June 30, 2003, affiliates of Presidio own 1,958,771 limited partnership units of the Partnership. These units represent approximately 34.42% of the issued and outstanding limited partnership units. Affiliates of the General Partners received approximately $842,000 of the distribution made to the limited partners for the six months ended June 30, 2002.

4.       INVESTMENT IN MORTGAGE LOAN

         Information with respect to the Partnership's investment in its remaining mortgage loan is summarized below:

                          Interest      Interest                       Mortgage           Interest              (1)
                           Rate          Rate         Maturity          Amount          Recognized         Carrying Value
                        Current %      Accrued %        Date           Advanced        June 30, 2003       June 30, 2003
                        ---------      ---------      ----------       --------        -------------       --------------
Hotel
Crowne Plaza Hotel
  Cincinnati, OH (2)       12.00           -          May 2003     $   6,500,000          $   3,262         $  2,300,000
                                                         (3)       =============          =========         ============

         1. The carrying value of the above mortgage loan is inclusive of acquisition fees, accrued interest recognized and loan origination fees. At June 30, 2003, the carrying value of the remaining loan is net of an allowance for loan loss of $4,631,234 (see below).

         2. This loan is accounted for under the interest method. The contractual balance was approximately $7,585,000 at June 30, 2003.

         3. In May 2002, the loan was extended until May 2003 at the same interest rate. The loan required the borrower to pay to the Partnership, on a monthly basis, all excess cash flow (as defined) generated by the property. The Partnership was unwilling to further extend the loan beyond the May 2003 due date. In July, 2003 the loan was sold for $2,400,000 (see Note
                  7).

                                    9 of 22

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2003

                          NOTES TO FINANCIAL STATEMENTS


5.       REAL ESTATE

         The following table is a summary of the Partnership's Groton, Connecticut and Landover, Maryland, properties (See Note 6) as of:

                                                   June 30,         December 31,
                                                     2003               2002
                                               ---------------   ---------------

            Land                                $  1,820,000      $  2,460,000
            Building and improvements              7,047,394         9,427,814
                                               ---------------   ---------------
                                                   8,867,394         11,887,814

            Less: accumulated depreciation        (1,578,530)       (1,901,676)
            Less: impairment reserve              (1,860,000)       (4,680,933)
                                               ---------------   ---------------
                                                $  5,428,864      $  5,305,205
                                               ===============   ===============

         Effective July 1, 2003, the Partnership's Groton, Connecticut property is being marketed for sale.

6.       SALE OF PROPERTY

         On April 24, 2003, the Partnership sold its Landover, Maryland property to an unaffiliated third party for $600,000. After closing costs and adjustments, the Partnership received $582,401. During 1999, the Partnership had recorded a provision for impairment which represented the entire carrying value of the property. Accordingly, the Partnership recognized a gain for financial statement purposes of $582,401.

7.       SALE OF MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSS

         On July 1, 2003 the Partnership sold its mortgage loan to an unaffiliated third party for $2,400,000. During the three months ended June 30, 2003, the Partnership recorded an additional allowance for loan loss of $1,600,000 which reduced the carrying value of the note to $2,400,000. The Partnership received $100,000 in cash as of June 30, 2003. The remaining $2,300,000 was paid in July 2003.




                                    10 of 22

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2003

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

           Liquidity and Capital Resources

           The Registrant holds title to one parcel of real property in Groton, Connecticut and improvements located thereon. The property is currently being marketed for sale.

           On April 24, 2003, the Registrant sold its Landover, Maryland property to an unaffiliated third party for $600,000. After closing costs and adjustments, the Registrant received $582,401. During 1999, the Registrant had recorded a provision for impairment which represented the entire carrying value of the property. Accordingly, the Registrant recognized a gain for financial statement purposes of $582,401.

           The Registrant's Oliveye loan was scheduled to mature in May 2003. The loan required the borrower to pay to the Partnership, on a monthly basis, all excess cash flow (as defined) generated by the property. During the year ended December 31, 2002, based upon the cash flow generated from the property which secures Registrant's loan and the economic situation in the market in which Registrant's collateral is located, the Registrant determined that an allowance for loan loss was required. Accordingly, the Registrant recorded an allowance for loan loss of $3,031,234 during the year ended December 31, 2002. In June 2003, the loan was further written down by $1,600,000. This reserve reduced the carrying value of its remaining mortgage loan and accrued interest to its net realizable value of $2,400,000. In July 2003, the loan was sold for $2,400,000. The
           Partnership received $100,000 in cash as of June 30, 2003. The remaining $2,300,000 was paid in July 2003.

           At June 30, 2003, the Registrant's level of liquidity based on cash and cash equivalents increased to $1,667,327 as compared to $1,054,121 as of December 31, 2002. The increase was due to $194,788 increase of cash from operating activities and $418,417 increase of cash from investing activities. Cash flows from investing activities included $582,401 of cash proceeds received from the sale of property and $100,000 received from the sale of the Oliveye loan, which were offset by $263,983 of improvements to real estate. At June 30, 2003, the Registrant had $1,667,327 in cash and cash equivalents, of which approximately $1,320,000 was invested primarily in money market mutual funds.

            During the third quarter of 2003, the Registrant distributed approximately $3,267,000 ($.57 per unit) of cash to the limited partners and $33,000 to the General Partners from the proceeds received from the sale of the Landover, Maryland property and the Oliveye loan and cash flows from operations.

                                    11 of 22

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2003


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Liquidity and Capital Resources (Continued)

           Registrant's only source of liquidity is from cash flow generated from operations, if any, from its wholly owned property. Registrant is required to pay the operating expenses associated with its property. If necessary, the Registrant has the right to establish reserves either from disposition proceeds or from cash flows. The Registrant currently holds working capital reserves in short term investments at rates which are lower than the returns previously earned on the loans that have been repaid.

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

           Results of Operations

           Net income decreased by $1,658,902 to a loss of $980,286 for the six months ended June 30, 2003, compared with the same period in the prior year. The decrease was due to a decrease in income from continuing operations of $2,298,307, which was slightly offset by an increase in income from discontinued operations of $639,405. Net income decreased by $1,474,323 for the three months ended June 30, 2003 as compared to the same period in the prior year.

           Income from continuing operations decreased by $2,298,307 for the six months ended June 30, 2003 compared to the same period in the prior year due to a decrease in revenues of $693,519 and an increase in expenses of $1,604,788. Income decreased due to a decrease in short term investment interest of $10,353 and mortgage loans interest income of $751,296, which were slightly offset by an increase in operating income - real estate of $68,130. Short term investment interest decreased as a result of lower interest rates and lower cash reserves available for investment. Interest income on mortgage loans decreased due to the Partnership ceasing to accrue interest on the Oliveye Loan in 2003. Operating income - real estate increased due to an increase in occupancy and an increase in rental rates at the Groton, Connecticut property.

           Costs and expenses from continuing operations, before the provision for loan loss of $1,600,000, increased by $4,788 for the six months ended June 30, 2003, compared to the same period in the prior year, due to decreases in management and mortgage servicing fees, which were offset by increases in operating expenses - real estate, depreciation and amortization expense, general and administrative expenses and property management fees. Operating expenses - real estate increased as a result of leasing activity at the Registrants' Groton, Connecticut property. Depreciation and amortization increased as a result of additions to real estate. Management fees paid to the Administrative General Partner decreased due to a decrease in the average net asset value of the Registrant.

           The Registrant recorded a provision for loan loss of $1,600,000 during the three months ended June 30, 2003 to write-down the loan to its fair market value.

                                    12 of 22

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2003


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Results of Operations (Continued)

           Income from discontinued operations increased by $639,405. The increase was due to an increase in income from discontinued operations of $57,084 and the gain on sale of property of $582,401. Discontinued operations have been recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. As a result of this statement, the income from operations of the Partnership's Landover, Maryland property, which was sold in April 2003, has been recorded as discontinued operations.

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

                                    13 of 22

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2003


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

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under pervious guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of


                                    14 of 22

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2003


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

           Recently Issued Accounting Standards (Continued)

           financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership does not expect this statement to have any effect on the Partnership's consolidated financial statements.

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

                            FORM 10-QSB JUNE 30, 2003


PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:

                  31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period ended June 30, 2003.

























                                    16 of 22

                        RESOURCES PENSION SHARES 5, L.P.

                            FORM 10-QSB JUNE 30, 2003



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            RESOURCES PENSION SHARES 5, L.P.


                            BY: Resources Capital Corp.
                                -----------------------------------------------
                                Administrative General Partner



                            BY: /s/ Michael L. Ashner
                                -----------------------------------------------
                                Michael L. Ashner
                                President and Director
                                (Principal Executive Officer)


                            BY: /s/ Thomas C. Staples
                                -----------------------------------------------
                                Thomas C. Staples
                                Vice President and Treasurer
                                (Principal Financial and Accounting Officer)




                                Dated:  August 14, 2003











                                    17 of 22