Form 10QSB
period 2003-09-30
RESOURCES PENSION SHARES 5 LP
filed 2003-11-13
CIK 789987

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               -------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-15690
                                                -------

                        Resources Pension Shares 5, L.P.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


                                      Delaware                                                        13-3353722
   --------------------------------------------------------------------------------   -------------------------------------------
           (State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)

   7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston Massachusetts                                     02114
   --------------------------------------------------------------------------------   -------------------------------------------
                       (Address of principal executive office)                                        (Zip Code)


Registrant's telephone number, including area code        (617) 570-4600
                                                      ----------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---








                                     1 of 23

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. FINANCIAL STATEMENTS.


BALANCE SHEETS (UNAUDITED)
                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                               2003               2002
                                                                          ----------------   ------------------
ASSETS
------

Investment in mortgage loan (net of allowance for loan loss of
  $3,031,234 at December 31, 2002)                                        $              -    $      4,000,000
Cash and cash equivalents                                                          717,927           1,054,121
Real estate - net (held for sale)                                                5,446,165           5,305,205
Other assets                                                                       212,518             251,635
                                                                          -----------------   -----------------
         Total Assets                                                     $      6,376,610    $     10,610,961
                                                                          =================   =================
LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities
-----------

Accounts payable and accrued expenses                                     $        107,944    $        158,427
Due to affiliates                                                                   32,008              59,310
                                                                          -----------------   -----------------
         Total Liabilities                                                         139,952             217,737
                                                                          -----------------   -----------------
Commitment and Contingencies

Partners' Equity:

Limited partners' equity (5,690,843 units issued and outstanding)                6,175,188          10,289,956
General partners' equity                                                            61,470             103,268
                                                                          -----------------   -----------------
         Total Partners' Equity                                                  6,236,658          10,393,224
                                                                          -----------------   -----------------
         Total Liabilities and Partners' Equity                           $      6,376,610    $     10,610,961
                                                                          =================   =================








                       See notes to financial statements.



                                    2 of 23

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                                             FOR THE NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                                                          2003                2002
                                                                                    -----------------   -----------------
Revenues:

     Short-term investment interest                                                 $          4,708    $         20,282
                                                                                    -----------------   -----------------
          Total revenues                                                                       4,708              20,282
                                                                                    -----------------   -----------------
Costs and Expenses:

     General and administrative expenses                                                      70,978              61,592
                                                                                    -----------------   -----------------
          Total costs and expenses                                                            70,978              61,592
                                                                                    -----------------   -----------------
     Loss from continuing operations                                                         (66,270)            (41,310)
                                                                                    -----------------   -----------------
Discontinued Operations:

     Income from discontinued operations                                                     204,084             832,082
     Gain on sale of property                                                                582,401                   -
     Provision for loan loss                                                              (1,600,000)         (3,031,234)
                                                                                    -----------------   -----------------
     Loss from discontinued operations                                                      (813,515)         (2,199,152)
                                                                                    -----------------   -----------------
Net loss                                                                             $      (879,785)   $     (2,240,462)
                                                                                    =================   =================
     Net loss allocated to general partners                                         $         (8,798)   $        (22,405)
                                                                                    =================   =================
     Loss from continuing operations allocated to limited partners                   $       (65,607)   $        (40,897)
     Loss from discontinued operations allocated
        to limited partners                                                                 (805,380)         (2,177,160)
                                                                                    -----------------   -----------------
     Net loss allocated to limited partners                                         $       (870,987)   $     (2,218,057)
                                                                                    =================   =================
     Loss from continuing operations per unit of
        limited partnership interest                                                $           (.01)   $           (.01)
     Loss from discontinued operations per unit of
        limited partnership interest                                                            (.14)               (.38)
                                                                                    -----------------   -----------------
Net loss per unit of limited partnership interest
     (5,690,843 units outstanding)                                                  $           (.15)   $           (.39)
                                                                                    =================   =================
Distribution per unit of limited partnership interest                               $            .57    $            .43
                                                                                    =================   =================


                       See notes to financial statements.



                                     3 of 23

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                                             FOR THE THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,      SEPTEMBER 30,
                                                                                            2003               2002
                                                                                     -----------------   ------------------
Revenues:

     Short-term investment interest                                                  $          3,233    $           6,094
                                                                                     -----------------   ------------------
          Total revenues                                                                        3,233                6,094
                                                                                     -----------------   ------------------
Costs and Expenses:

     General and administrative expenses                                                       24,567               24,831
                                                                                     -----------------   ------------------
          Total costs and expenses                                                             24,567               24,831
                                                                                     -----------------   ------------------
     Loss from continuing operations                                                          (21,334)             (18,737)
                                                                                     -----------------   ------------------
Discontinued Operations:

     Income from discontinued operations                                                      121,835              130,893
     Provision for loan loss                                                                        -           (3,031,234)
                                                                                     -----------------   ------------------
     Income (loss) from discontinued operations                                               121,835           (2,900,341)
                                                                                     -----------------   ------------------
Net income (loss)                                                                    $        100,501     $     (2,919,078)
                                                                                     =================   ==================
     Net income (loss) allocated to general partners                                 $          1,005     $        (29,191)
                                                                                     =================   ==================
     Loss from continuing operations allocated to limited partners                   $        (21,121)    $        (18,550)
     Income (loss) from discontinued operations
        allocated to limited partners                                                         120,617           (2,871,337)
                                                                                     -----------------   ------------------
     Net income (loss) allocated to limited partners                                 $         99,496    $      (2,889,887)
                                                                                     =================   ==================
     Loss from continuing operations per unit of
        limited partnership interest                                                 $              -    $               -
     Income (loss) from discontinued operations
        per unit of limited partnership interest                                                  .02                 (.51)
                                                                                     -----------------   ------------------
Net income (loss) per unit of limited partnership interest
     (5,690,843 units outstanding)                                                   $            .02    $            (.51)
                                                                                     =================   ==================
Distribution per unit of limited partnership interest                                $            .57    $               -
                                                                                     =================   ==================



                       See notes to financial statements.



                                     4 of 23

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


STATEMENT OF PARTNERS' EQUITY (UNAUDITED)


                                                             LIMITED              GENERAL                 TOTAL
                                                            PARTNERS'            PARTNERS'              PARTNERS'
                                                              EQUITY               EQUITY                 EQUITY
                                                      --------------------   --------------------  ---------------------
Balance - January 1, 2003                             $        10,289,956    $          103,268    $         10,393,224

    Net loss                                                     (870,987)               (8,798)               (879,785)

    Distribution                                               (3,243,781)              (33,000)             (3,276,781)
                                                      --------------------   -------------------   ---------------------
Balance - September 30, 2003                          $         6,175,188    $           61,470    $          6,236,658
                                                      ====================   ===================   =====================

























                       See notes to financial statements.

                                     5 of 23

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                                                         2003                 2002
                                                                                   ------------------   -----------------
Cash Flows from Operating Activities:

Continuing Operations:
Loss from continuing operations                                                    $         (66,270)   $        (41,310)

      Changes in assets and liabilities:
         Other assets                                                                         24,139             (91,044)
         Accounts payable and accrued expenses                                               (50,483)             40,613
         Due to affiliates                                                                   (27,302)             60,918
                                                                                   ------------------   -----------------
         Net cash used in continuing operations                                             (119,916)            (30,823)
                                                                                   ------------------   -----------------
Discontinued Operations:
Loss from discontinued operations                                                           (813,515)         (2,199,152)
Adjustments to reconcile net loss to net cash
  provided by discontinued operations
         Gain on sale of property                                                           (582,401)                  -
         Depreciation and amortization expense                                               155,303             222,931
         Amortization of origination and acquisition fees                                          -              18,085
         Interest receivable - mortgage loans                                                      -            (484,699)
         Provision for loan loss                                                           1,600,000           3,031,234
                                                                                   ------------------   -----------------
         Net cash provided by discontinued operations                                        359,387             588,399
                                                                                   ------------------   -----------------
         Net cash provided by operating activities                                           239,471             557,576
                                                                                   ------------------   -----------------
Cash Flows from Investing Activities:

      Satisfaction of mortgage loan                                                        2,400,000           2,200,000
      Additions to real estate                                                              (281,285)            (10,392)
      Net proceeds from sale of property -
        discontinued operations                                                              582,401                   -
                                                                                   ------------------   -----------------
Net cash provided by investing activities                                                  2,701,116           2,189,608
                                                                                   ------------------   -----------------
Cash Flows from Financing Activities:

      Distributions to partners                                                           (3,276,781)         (2,472,062)
                                                                                   ------------------   -----------------
Cash used in financing activities                                                         (3,276,781)         (2,472,062)
                                                                                   ------------------   -----------------
Net (decrease) increase in cash and cash equivalents                                        (336,194)            275,122

Cash and cash equivalents, beginning of period                                             1,054,121           1,926,593
                                                                                   ------------------   -----------------
Cash and cash equivalents, end of period                                           $         717,927    $      2,201,715
                                                                                   ==================   =================



                       See notes to financial statements.



                                     6 of 23

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

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

         The results of operations for the nine and three months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Investment in mortgage loan
         ---------------------------

         The Partnership accounted for its investment in its remaining mortgage loan, which was sold in the third quarter of 2003, under the interest method. Under this method of accounting, the Partnership recognized revenue as interest income over the term of the mortgage loan so as to produce a constant periodic rate of return. Interest income was not recognized as revenue during periods where there are concerns about the ultimate realization of the interest or the loan principal (see
         Note 7).

         Allowance for loan loss
         -----------------------

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


                                    7 of 23

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

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

         For management of the affairs of the Partnership, the Administrative General Partner is entitled to receive a management fee equal to 1.75% of the average month-end net asset value of the Partnership. For the nine months ended September 30, 2003 and 2002, the Administrative General Partner earned $123,616 and $192,766, respectively, for its management services, which has been presented in the statement of operations with a pro-rata allocation between continuing and discontinued operations.

         For the servicing of mortgage loans made by the Partnership, the Investment General Partner is entitled to receive a mortgage servicing fee of 1/4 of 1% per annum of the principal balances loaned. During the nine months ended September 30, 2003 and 2002, the Investment General Partner earned $7,837 and $13,225, respectively, in mortgage servicing fees, which are included in discontinued operations. As of September 30, 2003, all mortgage loans have been satisfied.

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




                                    8 of 23

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         Management fees earned by Kestrel amounted to $25,070 and $26,092, which are included in discontinued operations for the nine months ended September 30, 2003 and 2002, respectively.

         The General Partners collectively are allocated 1% of net income, loss and cash flow distributions of the Partnership. Such amounts allocated or distributed to the General Partners are apportioned .98% to the Administrative General Partner, .01% to the Investment General Partner and .01% to the Associate General Partner. During the nine months ended September 30, 2003 and 2002, the General Partners collectively received $33,000 and $25,000, respectively.

         As of September 30, 2003, affiliates of Presidio own 1,958,771 limited partnership units of the Partnership. These units represent approximately 34.42% of the issued and outstanding limited partnership units. Affiliates of the General Partners received approximately $1,117,000 and $842,000 of the distribution made to the limited partners for the nine months ended September 30, 2003 and 2002, respectively.

4.       INVESTMENT IN MORTGAGE LOAN

         Information with respect to the Partnership's investment in its mortgage loan, which was sold on July 1, 2003, is summarized below:


                                                                                                   Interest
                                    Interest      Interest                       Mortgage        Recognized        Carrying Value
                                     Rate          Rate          Maturity         Amount         September 30,      September 30,
                                   Current %     Accrued %         Date          Advanced            2003               2003
                                   ---------     ---------       ----------      --------        ---------------    --------------
         Hotel
         Crowne Plaza Hotel
           Cincinnati, OH (1)       12.00           -            May 2003        $  6,500,000      $    3,262       $       -
                                                                                 ============      ==========       =========
                                                                   (2)


         1.   This loan was accounted for under the interest method.

         2. In May 2002, the loan was extended until May 2003 at the same interest rate. The loan required the borrower to pay to the Partnership, on a monthly basis, all excess cash flow (as defined) generated by the property. The Partnership was unwilling to further extend the loan beyond the May 2003 due date. In July, 2003 the loan was sold for $2,400,000 (see Note
              7). At the date of sale, the contractual balance was approximately $7,585,000.



                                    9 of 23

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


5.       REAL ESTATE

         The following table is a summary of the Partnership's Groton, Connecticut and Landover, Maryland, properties (See Note 6) as of:


                                                                 September 30,                    December 31,
                                                                      2003                             2002
                                                                 ------------------               -----------------
            Land                                                 $     1,820,000                  $    2,460,000
            Building and improvements                                  7,064,695                       9,427,814
                                                                 ---------------                  --------------
                                                                       8,884,695                      11,887,814

            Less: accumulated depreciation                            (1,578,530)                     (1,901,676)
            Less: impairment reserve                                  (1,860,000)                     (4,680,933)
                                                                 ---------------                  --------------
                                                                 $     5,446,165                  $    5,305,205
                                                                 ===============                  ==============

         Effective July 1, 2003, the Partnership's Groton, Connecticut property is being marketed for sale. Accordingly, no depreciation expense has been recorded during the three months ended September 30, 2003.

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

7.       SALE OF MORTGAGE LOAN AND ALLOWANCE FOR LOAN LOSS

         On July 1, 2003 the Partnership sold its mortgage loan to an unaffiliated third party for $2,400,000. During the three months ended June 30, 2003, the Partnership recorded an additional allowance for loan loss of $1,600,000 which reduced the carrying value of the note to its net realizable value.




                                    10 of 23

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

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

         Liquidity and Capital Resources
         -------------------------------

         The Registrant holds title to one parcel of real property in Groton, Connecticut and improvements located thereon. The property is currently being marketed for sale. In this regard, once the remaining property is sold, it is anticipated that the General Partner will prepare a final accounting, commence the dissolution and termination of the Registrant, and make a final distribution to the partners.

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

         The Registrant's Oliveye loan was scheduled to mature in May 2003. The loan required the borrower to pay to the Partnership, on a monthly basis, all excess cash flow (as defined) generated by the property. During the year ended December 31, 2002, based upon the cash flow generated from the property which secures Registrant's loan and the economic situation in the market in which Registrant's collateral is located, the Registrant determined that an allowance for loan loss was required. Accordingly, the Registrant recorded an allowance for loan loss of $3,031,234 during the year ended December 31, 2002. In June 2003, the loan was further written down by $1,600,000. This reserve reduced the carrying value of its remaining mortgage loan and accrued interest to its net realizable value. In July 2003, the loan was sold for $2,400,000.

         At September 30, 2003, the Registrant's level of liquidity based on cash and cash equivalents decreased to $717,927 as compared to $1,054,121 as of December 31, 2002. The decrease was due to $3,276,781 of cash distributions to partners (financing activity), which was offset by $239,471 of cash from operating activities and $2,701,116 of cash from investing activities. Cash flows from investing activities included $582,401 of cash proceeds received from the sale of property and $2,400,000 of cash received from the sale of the Oliveye loan, which were offset by $281,285 of cash used for improvements to real estate.

         During the third quarter of 2003, the Registrant distributed $3,243,781 ($.57 per unit) of cash to the limited partners and $33,000 to the General Partners from the proceeds received from the sale of the Landover, Maryland property and the Oliveye loan, and cash flows from operations.


                                    11 of 23

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


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

         Results of Operations
         ---------------------

         Net loss decreased by $1,360,677 to a loss of $879,785 for the nine months ended September 30, 2003, compared with the same period in the prior year. The decrease in the loss was due to an increase in income from discontinued operations of $1,385,637, which was slightly offset by an increase in the loss from continuing operations of $24,960. Net income increased to $100,501 for the three months ended September 30, 2003 as compared to a loss of $2,919,078 for the same period in the prior year.

         The loss from continuing operations increased by $24,960 for the nine months ended September 30, 2003 compared to the same period in the prior year due to a decrease in short term investment interest of $15,574 and an increase in general and administrative expenses of $9,386. Short term investment interest decreased as a result of lower interest rates and lower cash reserves available for investment.

         The loss from discontinued operations decreased by $1,385,637. The improvement was due to a decrease in provision for loan loss of $1,431,234 and the gain on sale of property of $582,401, which were offset by a decrease in income from discontinued operations of $627,998. Discontinued operations have been recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. As a result of this statement, the income
         (loss) from operations of the Registrant's Landover, Maryland and Groton, Connecticut properties, and the sale of the Oliveye loan, have been recorded as discontinued operations.




                                    12 of 23

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

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


                                    13 of 23

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
          ---------------------------------------------------------------------

          Recently Issued Accounting Standards (Continued)
          ------------------------------------------------

          In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an Underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. This statement had no effect on the Registrant's financial statements.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under pervious guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash and other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Registrant's financial statements.


                                    14 of 23

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


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

ITEM 3.   CONTROLS AND PROCEDURES
          -----------------------

          The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

          There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.










                                    15 of 23

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


PART II - OTHER INFORMATION
---------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

          (a)  Exhibits:

               Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

          (b)  Reports on Form 8-K:

               On July 3, 2003, the Registrant filed an 8-K to disclose the sale of its loan secured by the Crowne Plaza hotel.

























                                    16 of 23

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     RESOURCES PENSION SHARES 5, L.P.
                     --------------------------------

                             BY:   Resources Capital Corp.
                                   --------------------------------------
                                   Administrative General Partner



                             BY:   /s/ Michael L. Ashner
                                   --------------------------------------
                                   Michael L. Ashner
                                   President and Director
                                  (Principal Executive Officer)


                             BY:   /s/  Thomas C. Staples
                                   --------------------------------------
                                   Thomas C. Staples
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)




                                    Dated:  November 14, 2003







                                    17 of 23

                        RESOURCES PENSION SHARES 5, L.P.
                        --------------------------------

                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


Exhibit Index

         Exhibit                                                                                           Page No.
         -------                                                                                           --------

         31.1     Chief Executive Officer's Certification, pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.                                                              19 - 20

         31.2     Chief Financial Officer's Certification, pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.                                                              21 - 22

         32       Certification of Chief Executive Officer and Chief Financial Officer,
                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002.                                                         23







                                    18 of 23